Form 10QSB
period 1995-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1995-08-10
CIK 761657

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
            EXCHANGE ACT OF 1934

                    For the transition period.........to.........

                           Commission file number 2-95502


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
          (Exact name of small business issuer as specified in its charter)


             New York                                            13-3251176
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                        Identification No.)

      230 Park Avenue, Suite 2400
         New York, New York                                           10169
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (212) 697-2330



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                               (A Limited Partnership)

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995

       Assets
            Cash and cash equivalents:

              Unrestricted                                             $ 2,425,271

              Restricted-tenant security deposits                           19,982
            Certificate of deposit due November 6,
              1995, plus accrued interest                                1,058,293

            Accounts receivable                                            281,536

            Escrows for taxes and insurance                                 92,492

            Deferred charges                                               303,448
            Other assets                                                   124,668

            Investment properties:

              Land                                    $  8,503,676

              Buildings and related personal
                property                                19,742,048
              Furniture, fixtures and equipment          3,929,058

              Less accumulated depreciation            (12,445,729)     19,729,053

                                                                       $24,034,743

       Liabilities and Partners' Equity (Deficit)
       Liabilities

            Accounts payable                                           $   266,061

            Accrued liabilities:

              Property taxes                          $    166,828
              Interest                                      98,352

              Other                                        203,812         468,992

            Deposits and other tenant liabilities                           56,333

            Mortgages payable                                           15,391,024

            Demand note payable - related party                             25,000

       Partners' equity (deficit)
            General partner                               (112,556)

            Limited partners                             7,939,889       7,827,333
                                                                       $24,034,743

                          See Notes to Financial Statements

      b)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                               (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                            Three Months Ended             Six Months Ended
                                                 June 30,                    June 30,
                                            1995          1994            1995           1994

       Revenues:
         Hotel operations               $1,822,982     $1,634,921      $4,251,648     $3,719,862

         Rental operations                 380,216        351,813         754,299        800,781

         Other income                          327         19,806             327         24,977
         Interest income                    35,591         24,421          72,016         42,641

            Total revenues               2,239,116      2,030,961       5,078,290      4,588,261

       Expenses:

         Hotel operations                1,427,565      1,361,045       2,922,603      2,678,984
         Rental operations                  97,974        108,162         204,900        253,684

         Depreciation and
          amortization                     307,699        294,041         615,398        587,586

         Mortgage interest                 357,632        360,204         714,938        715,486

         Management fees to related
          parties (Note 3)                  69,707         62,933         157,553        139,030
         General and administrative         36,467         38,627          66,466         68,180

            Total expenses               2,297,044      2,225,012       4,681,858      4,442,950

          Net (loss) income             $  (57,928)    $ (194,051)     $  396,432     $  145,311

       Net (loss) income per limited
         partnership unit               $     (.96)    $    (3.20)     $     6.55     $     2.39


       Partnership units outstanding        59,905         60,095          59,905         60,095





                          See Notes to Financial Statements

      c)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                               (A Limited Partnership)

                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)


                                                       General      Limited
                                                       Partner      Partners      Total

       Partners' (deficit) equity at
          December 31, 1994                          $(116,520)   $7,547,421    $7,430,901
       Net income for the six months ended
          June 30, 1995                                  3,964       392,468       396,432

       Partners' (deficit) equity at
          June 30, 1995                              $(112,556)   $7,939,889    $7,827,333

                          See Notes to Financial Statements

      d)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                               (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             1995             1994
       Cash flows from operating activities:
         Net income                                       $  396,432     $   145,311

         Adjustments to reconcile net income to
          net cash provided by operating activities:

          Depreciation and amortization                      615,398         587,586
          Change in accounts:

            Restricted cash                                    1,452          20,158

            Accrued interest receivable                         (728)         (5,989)

            Accounts receivable                               16,729         (99,106)
            Escrows for taxes and insurance                  (37,640)        (66,550)

            Deferred charges                                 (20,552)        (95,784)

            Other assets                                      22,856          79,063

            Accounts payable                                (171,215)        200,615
            Accrued liabilities                               42,481          55,579

            Deposits and other tenant liabilities            (18,139)        (24,198)

              Net cash provided by
                  operating activities                       847,074         796,685

       Cash flows from investing activities:
         Property improvements and replacements             (129,293)       (247,619)

         Purchase of certificate of deposits                 (27,594)     (1,000,000)

              Net cash used by
                  investing activities                      (156,887)     (1,247,619)


                          See Notes to Financial Statements

                                                             Six Months Ended

                                                                   June 30,
                                                             1995            1994

       Cash flows from financing activities:
         Principal payments on mortgages payable         $  (40,942)     $  (241,230)

         Partners' distributions paid                      (599,050)              --

              Net cash used by financing
                  activities                               (639,992)        (241,230)
       Net increase (decrease) in cash                       50,195         (692,164)

       Cash at beginning of period                        2,375,076        3,264,216

       Cash at end of period                             $2,425,271      $ 2,572,052

       Supplemental disclosure of cash
         flow information:
         Cash paid for interest                          $  715,222      $   724,629


                         See Notes to Financial Statements

      e)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note 1 - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


      Note 2 - Basis of Accounting

         The financial statements include the Partnership's operating division, Perimeter Square Shopping Center ("Perimeter Square"), and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership ("DBLAV") and Shallowford Corners Shopping Center ("Shallowford").

         The Partnership had a 77.53% interest in the 123 Office Building (Tyson's Corner) joint venture. On March 14, 1994, the building was lost in a foreclosure proceeding, and on November 15, 1994, the joint venture was liquidated. (See Note 4 for 123 Office Building Foreclosure Proceedings.)

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note 3 - Related Party Transactions

         For the six month period ended June 30, 1995, management fees paid to related parties are as follows:



       The Wynnewood Company, Inc.             $ 52,279

       Paragon Group                             19,653
       Capstar Hotels                            85,621

                                               $157,553

      Note 4 - 123 Office Building Foreclosure Proceedings

         Tyson's Corner was formed on August 22, 1985, pursuant to the Uniform Partnership Act of the Commonwealth of Virginia for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Fairfax County, Virginia. The Partnership had a 77.53% interest in Tyson's Corner, while Drexel Burnham Lambert Real Estate Associates II, an affiliated entity, held the remaining 22.47% interest.

         In October 1993, the lease for the principal tenant of the 123 Office Building expired and the tenant, who was occupying approximately 85% of the building, vacated the premises. In November 1993, debt service payments to the 123 Office Building mortgagee were discontinued. The decision to discontinue making such payments was due to the anticipated vacancy of the principal tenant and the General Partner's expectation that it would not be able to lease the premises within a reasonable period of time without having to make substantial renovations. The mortgagee exercised its option to call the loan in 1994, and on March 14, 1994, concluded its foreclosure proceedings on the property. On November 15, 1994, the Tyson's Corner joint venture was liquidated with the remaining assets distributed to the joint venturers.

         At December 31, 1993, the Partnership had provided for a potential real estate valuation loss in the amount of $1,689,361 in relation to the foreclosure.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations

         For the six months ended June 30, 1995, the Partnership recognized net income of $396,432 compared to net income of $145,311 for the six months ended June 30, 1994. A net loss of $57,928 was recognized for the three months ended June 30, 1995, compared to a net loss of $194,051 for the comparable period in 1994. This fluctuation in quarterly net income is due to the seasonal variation in occupancy at the Green Valley and Tucson Airport Hotels during the second quarter of 1995 and 1994. During the three months ended March 31, 1995, the hotels had net operating income of $933,628 compared to $767,002 for the corresponding period in 1994. For the three months ended June 30, 1995, the hotels had net operating income of $395,417 compared to the net income of $273,876 for the three months ended June 30, 1994.

         The increase in net income for the six months ended June 30, 1995, was due primarily to the increase in hotel revenue resulting from increased room, food, and beverage revenues at the Tucson Airport Hotel. This increase is due to higher occupancy, average rates and the improvements made to the Tucson restaurant in 1994. Partially offsetting the increase in hotel revenues was an increase in variable hotel operating expenses. Also contributing to the increase in net income was an increase in interest income due to investments in higher yielding short-term certificates of deposit in 1995. The decrease in rental revenue and rental operating expenses was primarily due to the foreclosure of the 123 Office Building in March of 1994. Other income was lower for the six months ended June 30, 1995, compared to the corresponding period in 1994 as a result of $23,900 in collections from a lawsuit in 1994.

      Liquidity and Capital Resources

         At June 30, 1995, the Partnership held unrestricted cash and certificates of deposit totalling $3,483,564. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

         The Partnership has executed a new franchise agreement at its Green Valley hotel which would replace the existing franchise. Upon approval, the changeover costs and fees related to the new franchise are estimated to be $65,000 which equals the estimated annual savings from this change. The initial costs will be funded from existing cash reserves.

         Occupancy at Shallowford Corners shopping center was approximately 89% at the end of the quarter and management has begun to market this center for sale. The Perimeter Square shopping center was 94% occupied at June 30, 1995. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.

         On July 20, 1995, the Partnership executed a purchase agreement whereby it would acquire approximately three acres of vacant land immediately to the north of, and adjacent to, its hotel in Tucson. Earlier in the year, an agreement to acquire vacant land to the South of the hotel expired according to its terms. The price for the proposed acquisition approximates $550,000 and would be funded from existing cash reserves with closing planned after satisfactory completion of normal due diligence. The acquisition is believed to provide additional flexibility to the existing hotel and there are no immediate plans for its development.

         Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of June 30, 1995. In December 1994, the Partnership approved a distribution of $10 per partnership interest, totalling $599,050, which was paid from existing cash reserves in February 1995.

                       PART II - OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


             In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DREXEL BURNHAM LAMBERT REAL ESTATE
                                     ASSOCIATES III
                                           (Registrant)

                                     By:   DBL Properties Corporation
                                              (General Partner)



                                     By:   /s/William D. Clements

                                              William D. Clements
                                              President



                                           Date: August 10, 1995