Form 10QSB
period 1995-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1995-11-09
CIK 761657

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


                For the quarterly period ended September 30, 1995


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

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
   Cash and cash equivalents:
     Unrestricted                                                  $ 2,222,851
     Restricted-tenant security deposits                                19,982
   Certificate of deposit, plus accrued
     interest                                                        1,074,496
   Accounts receivable                                                 286,484
   Prepaid expenses                                                    108,977
   Escrows for taxes and insurance                                     179,843
   Deferred charges                                                    291,782
   Other assets                                                         37,327
   Investment properties:
     Land                                         $  8,503,676
     Buildings and related personal property        19,746,656
     Furniture, fixtures and equipment               4,000,756
     Less accumulated depreciation                 (12,737,845)     19,513,243
                                                                   $23,734,985

 Liabilities and Partners' Equity (Deficit)
 Liabilities
   Accounts payable                                                $   196,345
   Accrued liabilities:
     Property taxes                               $    243,457
     Interest                                           98,317
     Professional fees                                  55,031
     Other                                             195,788         592,593
   Deposits and other tenant liabilities                                60,970
   Mortgages payable                                                15,367,098
   Demand note payable - related party                                  25,000

 Partners' equity (deficit)
   General partner                                    (115,899)
   Limited partners                                  7,608,878       7,492,979

                                                                   $23,734,985

[FN]

                        See Notes to Financial Statements


b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                        1995         1994          1995         1994
 Revenues:
   Hotel operations                  $1,389,948   $1,318,908     $5,641,596  $5,038,770
   Rental operations                    381,177      399,488      1,135,476   1,200,269
   Other income                              --      157,700            327     182,677
   Interest income                       38,501       30,433        110,517      73,074
      Total revenues                  1,809,626    1,906,529      6,887,916   6,494,790
Expenses:
   Hotel operations                   1,289,668    1,286,275      4,212,271   3,965,259
   Rental operations                     98,450      117,738        303,350     371,422
   Depreciation and amortization        307,712      296,434        923,110     884,020
   Mortgage interest                    364,576      359,273      1,079,514   1,074,759
   Management fees to related
    parties (Note 3)                     55,931       53,443        213,484     192,473
   General and administrative            27,643       33,116         94,109     101,296

      Total expenses                  2,143,980    2,146,279      6,825,838   6,589,229

    Net (loss) income                $ (334,354)  $ (239,750)    $   62,078  $  (94,439)

 Net (loss) income per limited
   limited partnership unit          $    (5.52)  $    (3.95)    $     1.03  $    (1.56)

 Partnership units outstanding           59,905       60,095         59,905      60,095

[FN]

                        See Notes to Financial Statements


c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                  General      Limited
                                                  Partner      Partners      Total
 Partners' equity (deficit) at
    December 31, 1994                           $(116,520)   $7,547,421   $7,430,901
 Net income for the nine months
    ended September 30, 1995                          621        61,457       62,078
 Partners' equity (deficit) at
    September 30, 1995                          $(115,899)   $7,608,878   $7,492,979

[FN]

                        See Notes to Financial Statements

d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   September 30,
                                                              1995            1994
 Cash flows from operating activities:
   Net income (loss)                                      $   62,078     $   (94,439)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                            923,110         884,020
    Change in accounts:
      Restricted cash                                          1,452          16,690
      Accrued interest receivable                            (16,931)        (17,233)
      Accounts receivable                                     11,781        (188,589)
      Prepaid expense                                         (5,786)         64,189
      Escrows for taxes and insurance                       (124,991)        (65,311)
      Deferred charges                                       (24,479)       (107,630)
      Other assets                                             7,003         (18,208)
      Accounts payable                                      (240,931)        220,992
      Accrued liabilities                                    166,082         111,621
      Deposits and other tenant liabilities                  (13,502)         (8,569)

        Net cash provided by operating activities            744,886         797,533

 Cash flows from investing activities:
   Property improvements and replacements                   (205,599)       (508,929)
   Purchase of certificate of deposits                       (27,594)     (1,000,000)

        Net cash used by investing activities               (233,193)     (1,508,929)

 Cash flows from financing activities:
   Principal payments on mortgages payable                   (64,868)       (261,806)
   Partners' distributions paid                             (599,050)             --

        Net cash used by financing activities               (663,918)       (261,806)

 Net decrease in cash                                       (152,225)       (973,202)

 Cash at beginning of period                               2,375,076       3,264,216

 Cash at end of period                                    $2,222,851     $ 2,291,014

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $1,079,833     $ 1,084,484

[FN]
                        See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


Note 2 - Basis of Accounting

   The financial statements include the Partnership's operating division, Perimeter Square Shopping Center ("Perimeter Square"), and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership ("DBLAV") and Shallowford Corners Shopping Center ("Shallowford").

   The Partnership had a 77.53% interest in the 123 Office Building (Tyson's Corner) joint venture. On March 14, 1994, the building was lost in a foreclosure proceeding, and on November 15, 1994, the joint venture was liquidated. (See Note 4 - 123 Office Building Foreclosure Proceedings.)

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note 3 - Related Party Transactions

   For the nine month period ended September 30, 1995, management fees paid to related parties are as follows:


 The Wynnewood Company, Inc.             $ 70,637
 Paragon Group                             29,355
 Capstar Hotels                           113,492
                                         $213,484

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the nine months ended September 30, 1995, the Partnership recognized net income of $62,078 compared to a net loss of $94,439 for the nine months ended September 30, 1994. A net loss of $334,354 was recognized for the three months ended September 30, 1995, compared to a net loss of $239,750 for the comparable period of 1994. The net losses realized for the three months ended September 30, 1995 and 1994 are due to the seasonal variation in occupancy at the Green Valley and Tucson Airport Hotels.

   The increase in net income for the nine months ended September 30, 1995, was due primarily to the increase in hotel revenue resulting from increased room, food, and beverage revenues at the Tucson Airport Hotel. This increase is due to higher room rates and the improvements made to the Tucson restaurant in 1994. Partially offsetting the increase in hotel revenues was an increase in hotel operating expenses. Also contributing to the increase in net income was an increase in interest income due to investments in higher yielding short-term certificates of deposit in 1995. The decrease in rental revenue and rental operating expenses was primarily due to the foreclosure of the 123 Office Building in March of 1994. Other income was lower for the three and nine month periods ended September 30, 1995, compared to the corresponding periods of 1994, as a result of collections from the Laventhol and Horwath lawsuit in 1994. It is unknown whether additional collections will be made from this lawsuit.

Liquidity and Capital Resources

   At September 30, 1995, the Partnership held unrestricted cash and certificates of deposit totalling $3,297,347. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   The Partnership has entered into a new franchise agreement at its Green Valley hotel which will replace the existing franchise. The changeover costs and fees related to the new franchise are estimated at approximately $65,000 which approximates the estimated annual savings from this change. The initial costs are being funded from existing cash reserves.

   Occupancy at Shallowford Corners shopping center was approximately 88% at the end of the quarter and management has begun to market this center for sale. The Perimeter Square shopping center was 94% occupied at September 30. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.


Liquidity and Capital Resources  (continued)

   On July 20, 1995, the Partnership executed a purchase agreement to acquire approximately three acres of vacant land immediately to the North of, and adjacent to, its hotel in Tucson. Earlier in the year, an agreement to acquire vacant land to the South of the hotel expired according to its terms. The land purchase was consummated on October 12, 1995 for a price of $535,661 which was funded from existing cash reserves. This acquisition is believed to provide additional flexibility to the existing hotel. There are no immediate plans for its development.

   Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of September 30, 1995. In December 1994, the Partnership approved a distribution of $10 per partnership interest, totalling $599,050, which was paid from existing cash reserves in February 1995.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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



                                  Date: November 9, 1995