Form 10KSB
period 1995-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1996-03-22
CIK 761657

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                            UNDER SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


                   For the fiscal year ended December 31, 1995
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 2-95502

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                 (Name of small business issuer in its charter)

       New York                                                13-3251176
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

230 Park Avenue, Suite 2400
New York, New York                                              10169
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (212) 697-2330

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $8,911,442

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995 - Not Applicable.


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated March 21, 1985 (included in Registration Statement, No. 2-95502, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

 Item 1.  Description of Business

       Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") is a limited partnership which was formed on December 21, 1984, pursuant to the Partnership Law of the State of New York. The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired six properties during 1985 and 1986 and has been operating them since that time with the exception of Ashley Crossing Apartments, which was sold on March 8, 1990, in a foreclosure proceeding, and, as described below, the 123 Office Building (a 77.53% interest), which was sold on March 14, 1994, in a foreclosure proceeding.

       Commencing in June 1985, pursuant to the Prospectus, the Partnership offered $40,000,000 in Limited Partnership Interests (the "Interests"). A total of 60,095 Interests were sold to the public at $500 per Interest. The offering closed on December 31, 1985. No Limited Partner has made any additional capital contribution subsequent to that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

       The Interests were registered under the Securities Act of 1933 via Registration Statement No. 2-95502 (the "Registration Statement"). Reference is made to the Prospectus of the Partnership dated March 21, 1985, (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

       A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

       The business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in its industry. The Partnership's remaining investments in real property are subject to competition from similar properties in the vicinity in which they are located. Average occupancy levels by property are provided below in "Item 2", to which reference is hereby made.

       The terms of agreements between the Partnership and affiliates of the General Partner of the Partnership are set forth in "Item 12" to which reference is hereby made for a description of such terms.

       In February 1993, all of the outstanding stock of the General Partner was sold to the Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

       The Partnership had no employees as of December 31, 1995. Management and administrative services are performed by Wynnewood, the General Partner, and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, Insignia affiliates provide property management services, partnership administration, and registrar and transfer services to the Partnership.

Tyson's Corner (123 Office Building) Foreclosure:

       On August 23, 1985, the Partnership acquired a 77.53% interest in Old Courthouse Associates (the "Joint Venture"), which was formed for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Tyson's Corner, Virginia. The other Joint Venturer, Drexel Burnham Lambert Real Estate Associates II, an affiliated entity, owned the remaining 22.47% interest.

       In March 1994, the mortgagee of the property concluded foreclosure proceedings on the property, and on November 15, 1994, the joint venture was liquidated with the remaining assets being distributed to the Joint Venturers.

Item 2.  Description of Properties

         The following table sets forth the Registrant's investments in properties:

                                     Date of
 Property                            Purchase  Type of Ownership             Use
 Perimeter Square Shopping Center    07/31/85  Fee ownership           Retail Center
    Tulsa, OK                                                          58,113 sq.ft.

 Tucson Airport Hotel                12/30/85  Partnership has a 90%   Hotel
    Tucson, AZ                                 interest in the Joint   194 Rooms
                                               Venture which has fee
 Green Valley Hotel                  12/30/85  ownership subject to    Hotel
    Green Valley, AZ                           first mortgages         110 Rooms

 Shallowford Corners Shopping        12/31/86  Partnership has a 90%   Retail Center
    Center                                     interest in the         116,411 sq.ft.
    Atlanta, GA                                Joint Venture which
                                               has fee ownership
                                               subject to a first
                                               mortgage


Schedule of Properties:

                        Gross
                      Carrying     Accumulated                Federal
 Property               Value     Depreciation     Rate      Tax Basis

 Perimeter Square   $ 4,499,184    $ 1,906,030   3-19 yrs   $ 2,389,874

 Tuscon Airport
    Hotel            10,742,081      4,755,034   5-39 yrs     5,456,855

 Green Valley
    Hotel             5,261,651      2,426,113   5-39 yrs     2,828,621

 Shallowford
    Corners          12,150,635      3,792,166   3-30 yrs     7,260,544

                    $32,653,551    $12,879,343              $17,935,894


   See "Note 2" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy. The straight-line depreciation method is employed for Perimeter Square. Straight-line and accelerated methods of depreciation are used for both the Green Valley and Tucson Airport hotels. Shallowford Corners utilizes an accelerated method of depreciation.

Schedule of Mortgages:


                          Principal                                      Principal
                         Balance At     Stated                            Balance
                        December 31,   Interest    Period    Maturity      Due At
 Property                    1995        Rate    Amortized     Date       Maturity
 Tucson Airport Hotel    $ 4,911,121     10.00%    25 yrs    11/01/01  $ 4,360,962
 Green Valley Hotel        2,678,050     10.25%    25 yrs    12/31/00    2,499,589
 Shallowford Corners       7,750,000      8.75%     (1)      04/15/97    7,750,000

    Total                $15,339,171                                   $14,610,551

(1) The Shallowford mortgage loan is interest only payments through maturity.


Schedule of Rental Rates and Occupancy:

                                 Average Annual            Average Annual
                                  Rental Rates               Occupancy
                             1995             1994         1995       1994

 Perimeter Square        $ 7.29/sq.ft.    $ 7.45/sq.ft.    94%(1)      86%
 Shallowford Corners     $10.86/sq.ft.    $10.95/sq.ft.    89%         89%
 Tucson Airport Hotel*   $60.29           $56.50           80%         78%
 Green Valley Hotel*     $64.83           $60.11           67%         69%

       *Average rental rates for the hotels are daily rental rates.

(1) Occupancy as of December 31, 1995 was 96%. The increase resulted from a new tenant moving in during the third quarter of 1994 and occupying 9,030 sq. ft. (or 16% of the leasable square feet).

  As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other hotels and commercial buildings in the area. Management believes that all of the properties are adequately insured.

  The following is a schedule of the lease expirations on the commercial properties for the years 1996-2006:

                        Number of                                % of Gross
                       Expirations   Square Feet   Annual Rent  Annual Rent

 Perimeter Square

 1996                       1           5,440      $ 81,335        17.4%
 1997                       2          28,716       143,094        30.6%
 1998                       2          10,726        54,869        11.7%
 1999                       2           6,273        81,935        17.5%
 2000                       1           2,000        17,999         3.8%
 2001-2005                  0               0             0           0%

 Shallowford Corners

 1996                       5          12,441      $158,725        14.1%
 1997                       9          13,258       155,068        13.8%
 1998                       4           9,084        85,350         7.6%
 1999                       3          14,152       124,205        11.1%
 2000                       2           2,623        17,473         1.6%
 2001-2005                  1           2,118        23,827         2.1%


   In addition, one tenant occupying 1,820 square feet at Perimeter Square rents on a month-to-month basis. This tenant contributed $13,200 in annual rent or 2.8% of gross annual rent for 1995. Three tenants occupying a total of 3,586 square feet at Shallowford Corners rent on a month-to-month basis. These three tenants contributed $20,760 in annual rent or 1.9% of gross annual rent for 1995.

    The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:

                           Square Footage    Annual Rent
 Nature of Business            Leased      Per Square Foot     Lease Expiration

 Perimeter Square

    Business School             19,470          $4.90             July 1997
    Book Supplies                7,333           5.66             August 1998
    Pool and Spa sales           9,246           5.17             August 1997

 Shallowford Corners

    Grocery store               45,528           7.50             July 2006


Schedule of Real Estate Taxes:

                               1995            1994

 Perimeter Square             $ 31,458       $ 32,656
 Tucson Airport Hotel          149,794        149,903
 Green Valley Hotel             61,930         52,316
 Shallowford Corners            71,496         69,894

Item 3.  Legal Proceedings

    On September 30, 1988, the Partnership filed a complaint with the Supreme Court of the State of New York against Laventhol and Horwath ("L&H"). The suit alleged that L&H rendered a series of market studies which were provided to the Partnership and which the Partnership relied on in purchasing the Tucson Airport Hotel ("Tucson") and the Green Valley Hotel ("Green Valley"). The suit further alleged that L&H failed to exercise ordinary care in the preparation of the market reports and that the reports formulated unreasonably high operating projections which resulted in overstated financial projections and appraisal figures for the hotels. Since commencing operations, both hotels have experienced losses but are currently profitable. The suit seeks, inter alia, compensatory damages, plus interest, costs and disbursements. In 1990, L&H filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has settled a claim against the bankruptcy estate of L&H. At December 31, 1995, $188,157 has been collected in relation to this settlement, including $181,457 collected in 1994. No collections were received in 1995. Subsequent to December 31, 1995, an additional $5,880 was collected. It is unknown whether additional distributions will be received from the bankruptcy estate of L&H.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

      As of December 31, 1995, the Partnership included approximately 2,197 limited partners, holding a total of 59,905 Interests, and one General Partner. During 1994, the number of Partnership Interests decreased by 190 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

      Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of $599,050 ($10 per interest) which was paid in February 1996. A similar distribution was declared in December 1994, and paid in February 1995. As of December 31, 1995, the remaining unpaid preferred return arrearage totalled $18,732,744. Reference is made to "Item 6" for a description of liquidity and capital resources.

Item 6.    Management's Discussion and Analysis or Plan of Operations

Results of Operations

      The Partnership realized a net loss for the year ended December 31, 1995, of $224,591 compared to $324,074 for the year ended December 31, 1994. The decrease in net loss was primarily due to an increase in hotel revenue partially offset by an increase in hotel expenses. The increase in hotel revenue resulted from increased room, food and beverage sales at the Tucson Airport Hotel. The sales increase is due to higher room rates at Tuscon Airport Hotel and Green Valley Hotel and the improvements made to the Tucson restaurant in 1994. The increase in interest income was due to investments in higher yielding short-term certificates of deposit in 1995. These increases in revenue were partially offset by a decrease in other income for the year ended December 31, 1995, as a result of $181,457 of non-recurring collections from the Laventhol lawsuit in 1994 (see "Item 3. Legal Proceedings" for further discussion).

      General and administrative expense decreased due to decreases in professional expenses, travel expenses, and appraisal fees in 1995. Management fees to related parties are based on a percentage of revenues (see "Note 7" of the financial statements for further discussion) and increased due to the revenue increase.

Liquidity and Capital Resources

      At December 31, 1995, the Partnership had cash on hand, including shares of money market funds and certificates of deposits, totalling $2,919,428. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

      Occupancy at Shallowford Corners shopping center was approximately 88% at end of the quarter. Management has made a number of physical improvements to this property from operating cash and is marketing the center for sale. If the center is not sold, Management will seek to extend or refinance the mortgage maturing in April 1997. The Perimeter Square shopping center is currently 97% occupied. Both the Tuscon Hotel and Green Valley Hotel are performing in line with expectations.

      Management is studying the feasibility of installing sprinkler systems at its two hotels in Arizona and has received bids from several contractors. It is estimated that the cost to install these sprinkler systems would approximate $300,000. If it is decided to proceed, the installation costs will be funded from existing cash reserves.

      Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of December 31, 1995. In February 1996, the Partnership paid a distribution of $10 per partnership interest, totalling $599,050, from existing cash reserves.

Inflation

      Future inflation may increase both hotel and rental revenues as well as operating expenses, dependant in part upon general market trends.

Item 7.  Financial Statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

       Independent Auditor's Report

       Balance Sheet at December 31, 1995

       Statements of Operations for the Years Ended
        December 31, 1995 and 1994

       Statements of Partners' Equity (Deficit) for the
        Years Ended December 31, 1995 and 1994

       Statements of Cash Flows for the
        Years Ended December 31, 1995 and 1994

       Notes to Financial Statements



                          Independent Auditor's Report


To the Partners
Drexel Burnham Lambert
Real Estate Associates III

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates III (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates III (a limited partnership) at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                          /s/Pannell Kerr Forster PC


February 2, 1996


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                                  Balance Sheet
                                December 31, 1995


                                     Assets

Cash and cash equivalents                                                   $ 1,829,631

Certificate of deposit due May 6, 1996, at cost plus
 accrued interest                                                             1,089,797

Accounts receivable (net of $12,500 allowance)                                  239,896

Prepaid expenses                                                                142,097

Real and personal property - at cost (notes 2, 4 and 8)
   Land and improvements                                     $ 9,102,865
   Buildings and improvements                                 19,728,001
   Furniture, fixtures and equipment                           3,822,685
                                                              32,653,551

      Less accumulated depreciation                           12,879,343     19,774,208

Restricted cash - tenants' security deposits                                     19,982

Deferred charges (note 2)                                                       190,192

Deferred rent receivable (note 2)                                                98,703

Deposits and other assets                                                        92,178

                                                                            $23,476,684
                        Liabilities and Partners' Equity (Deficit)
Liabilities
   Accounts payable                                                         $   242,539
   Accrued liabilities
      Interest                                               $   102,599
      Property and other taxes                                   198,138
      Professional fees                                          132,337
      Brokerage fee to related party (note 8)                     32,140
      Other                                                      134,433        599,647
   Demand note payable - related party (note 4)                                  25,000
   Deposits and other                                                            64,017
   Distributions payable (note 5)                                               599,050
   Mortgages payable (note 4)                                                15,339,171
            Total liabilities                                                16,869,424

Partners' equity (deficit) (notes 1 and 5)
   General partner                                                             (118,766)
   Limited partners                                                           6,726,026
            Total partners' equity                                            6,607,260


                                                                            $23,476,684

See notes to financial statements

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                            Statements of Operations


                                                                       Years Ended
                                                                       December 31
                                                                  1995           1994
Revenue
   Hotel operations (note 2)                                  $ 7,141,521    $ 6,445,154
   Rental operations (note 6)                                   1,564,445      1,581,453
   Interest income                                                143,802        107,460
   Other income                                                    61,674        247,453
            Total revenue                                       8,911,442      8,381,520

Expenses
   Hotel operations (note 2)                                    5,444,988      5,154,058
   Rental operations (note 3)                                     421,694        452,319
   General and administrative                                     121,668        137,028
   Mortgage interest (note 4)                                   1,442,996      1,442,058
   Demand note interest to related party (note 4)                   2,957          2,532
   Management fees to related parties (note 7)                    359,378        271,603
   Depreciation and amortization (note 2)                       1,342,352      1,245,996
            Total expenses                                      9,136,033      8,705,594

            Net (loss) (note 9)                               $  (224,591)   $  (324,074)

Net (loss) per limited partner interest (note 5)              $     (3.71)   $     (5.36)

Distribution per limited partner interest (note 5)            $     10.00    $     10.00

See notes to financial statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                   For Years Ended December 31, 1995 and 1994


                                                                  General       Limited
                                                    Total         Partner       Partners
Original capital contribution (note 5)           $30,048,500    $   1,000     $30,047,500
   Less offering costs                            (3,512,380)          --      (3,512,380)
                                                  26,536,120        1,000      26,535,120
Cumulative net (loss) through
   December 31, 1993                             (11,428,005)    (114,280)    (11,313,725)

Cumulative distributions to limited
   partners (note 5)                              (6,754,090)          --      (6,754,090)

Balance - December 31, 1993                        8,354,025     (113,280)      8,467,305

Net (loss) for year ended December 31, 1994         (324,074)      (3,240)       (320,834)

Distribution to partners (note 5)                   (599,050)          --        (599,050)

Balance - December 31, 1994                        7,430,901     (116,520)      7,547,421

Net (loss) for year ended December 31, 1995         (224,591)      (2,246)       (222,345)

Distribution to partners (note 5)                   (599,050)          --        (599,050)

Balance - December 31, 1995                       $6,607,260    $(118,766)     $6,726,026

See notes to financial statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                            Statements of Cash Flows


                                                                     Years Ended
                                                                      December 31
                                                                  1995           1994
Cash flows from operating activities
   Net (loss)                                                $  (224,591)   $  (324,074)
   Adjustments to reconcile net (loss) to net cash
    provided by operating activities
      Depreciation                                             1,275,685      1,188,426
      Amortization                                                66,667         57,570
      Bad debt expense                                             8,500          4,000
      Changes in certain other accounts
         Tenants' security deposits                                   --         (4,903)
         Accrued interest receivable                                  --         (7,971)
         Accounts receivable                                      49,869         (9,041)
         Prepaid expenses                                            975        (10,546)
         Deposits and other assets                                 8,209           (599)
         Deferred charges                                        (33,558)      (105,274)
         Deferred rent receivable                                 (7,939)       (16,990)
         Accounts payable                                       (179,246)       229,369
         Accrued liabilities                                     157,643         62,555
         Deposits and other liabilities                          (50,054)         6,364
            Net cash provided by operating activities          1,072,160      1,068,886

Cash flows from investing activities
   Additions to real and personal property                      (865,934)      (674,276)
   Increase in certificate of deposit                            (59,826)    (1,022,000)
            Net cash (used) by investing activities             (925,760)    (1,696,276)

Cash flows from financing activities
   Principal payments on mortgages payable                       (92,795)      (283,344)
   Distribution paid to partners                                (599,050)            --
            Net cash (used) by financing activities             (691,845)      (283,344)

            (Decrease) in cash and cash equivalents             (545,445)      (910,734)

Cash and cash equivalents at beginning of year                 2,375,076      3,285,810

Cash and cash equivalents at end of year                     $ 1,829,631    $ 2,375,076

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                    $ 1,441,492    $ 1,440,657

See notes to financial statements


                       DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                       (A Limited Partnership)

                                    Notes to Financial Statements
                                          December 31, 1995


Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates III ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 21, 1984. The general partner of the Partnership is DBL Properties Corporation ("General Partner"). In February 1993, all of the outstanding stock of the General Partner was sold to The Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership currently owns and operates two shopping centers and two hotels. The shopping centers are located in Tulsa, Oklahoma and Roswell, Georgia while the hotels are located in Tuscon and Green Valley, Arizona.

Note 2 - Significant Accounting Policies

Basis of accounting

The financial statements include the accounts of the Partnership, and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership (DBLAV) and Shallowford Corners Shopping Center (Shallowford), its operating division, Perimeter Square Shopping Center (Perimeter Square) and, through November 15, 1994 (see "Note 3"), its pro-rata share of the income and expenses of its joint venture in 123 Office Building (Tyson's Corner).

Estimates

The financial statements of the Partnership are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Significant Account Policies (continued)

Long-lived assets

During 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, the Partnership evaluates its long-lived assets, which consists primarily of its investments in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amounts, the assets will be written down to their fair value. No such write-downs were required in 1995.

Disclosure about fair value of financial instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents, certificates of deposits and demand note payable approximates fair value due to their short-term nature. The Partnership estimates the fair value of its fixed rate mortgages based on the discounted amount of future cash flows using an 8% borrowing rate. At December 31, 1995, the fair value of its aggregate mortgages payable approximates $16,000,000.

Depreciation

Depreciation of real and personal property is as follows:

      Land improvements - computed on an accelerated method over an estimated service life of 30 years.

      Buildings and improvements - computed on straight-line and accelerated methods over estimated service lives ranging from 19 to 39 years.

      Furniture, fixtures and equipment - computed on straight-line and accelerated methods over estimated service lives ranging from 3 to 7 years.


Note 2 - Significant Account Policies (continued)

Amortization

Deferred charges are presented net of accumulated amortization of $517,459 at December 31, 1995, and are being amortized as follows:

      Leasing commissions - computed on a straight-line basis over the term of the respective leases.

      Loan costs - computed on a straight-line basis over the term of the respective mortgages payable.

Revenue recognition

The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms.

Income taxes

No provision has been made for income taxes since such taxes, if any, are payable by the partners individually.

Cash and cash equivalents

For purposes of financial reporting, cash and cash equivalents includes cash on hand and in banks, including money market funds and certificates of deposit with original maturity dates of three months or less.

Supplemental disclosure of noncash financing activities

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $599,050 ($10 per interest) to be paid in February 1996. A similar distribution was declared in December 1994, and paid in February 1995.

Concentration of credit risk

A substantial portion of the Partnership's cash and cash equivalents and its certificate of deposit are with the same bank. The Partnership has not experienced any losses on its cash deposits.

Hotel Operations

Hotel operating revenue for 1995 and 1994 included $1,873,158 and $1,552,558, respectively, from restaurant operations, while hotel operating expense for 1995 and 1994 included $1,447,009 and $1,374,244, respectively, from restaurant operations.


Note 3 - Tyson's Corner Foreclosure

Tyson's Corner was formed on August 22, 1985, pursuant to the Uniform Partnership Act of the Commonwealth of Virginia for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Fairfax County, Virginia. The Partnership owned a 77.53% interest in Tyson's Corner, while Drexel Burnham Lambert Real Estate Associates II, an affiliated entity, owned the remaining 22.47% interest.

In March 1994, the mortgagee concluded foreclosure proceedings on the property, and on November 15, 1994, the Tyson's Corner joint venture was liquidated with the remaining assets being distributed to the Joint Venturers.

The Partnership's pro rata share of the operations of Tyson's Corner for the period January 1, 1994, through November 15, 1994, (date of liquidation) of $20,321 has been included as part of rental operation expense in the 1994 statement of operations.

Note 4 - Mortgages and Other Indebtedness

Mortgages payable

 Shallowford-mortgage note, due April 15, 1997 (a)               $ 7,750,000

 DBLAV
    Tuscon mortgage note due November 31, 2001 (b)                 4,911,121
    Green Valley mortgage note due December 31, 2000 (c)           2,678,050
          Total mortgages payable                                $15,339,171

(a) 8.75% promissory note (increasing 1/4% per annum through maturity), interest only payable monthly through maturity on April 15, 1997; collateralized by land, building, improvements and leases.

      The mortgagee will receive a 25% interest in the net proceeds, as defined, from the ultimate sale of the property.

(b) The Tucson mortgage note requires monthly payments of $46,751 to be applied first to interest at the annual rate of 10% and the balance to reduction of principal through November 1, 2001, at which time the entire unpaid principal balance and interest are due and payable. In 1988, the Partnership negotiated certain modifications to this note, including an agreement to pay the mortgage note holder twenty-five percent of any net appreciation in value of the Tucson property over $5,037,560. The appreciation in value will be determined by (a) net proceeds from an arms length sale, or (b) in the absence of a sale and the indebtedness is paid in full for any reason, the average of two appraisals of the property at prepayment of the loan maturity.


Note 4 - Mortgages and Other Indebtedness (continued)

      At any time after December 1996, the holder of the note may, upon six months' prior written notice, declare the entire unpaid principal balance, with accrued interest and any additional interest thereon, immediately due and payable.

(c) The Green Valley mortgage note matures on December 31, 2000, and requires monthly payments of $25,161 applied first to interest at the rate of 10.25% per annum and the balance to reduction of principal.

The following is a schedule of future mortgage amortization payments as of December 31, 1995, for the next five years and thereafter assuming the Tuscon mortgage is not called before the scheduled maturity date in 2001.

                         1996                $   101,680
                         1997                  7,862,680
                         1998                    124,567
                         1999                    137,707
                         2000                  2,651,594
                         Thereafter            4,460,943

                                             $15,339,171

Demand note payable

The demand note at December 31, 1995, is payable to the co-venturer in Shallowford. Interest at 3% above prime amounted to $2,957 in 1995, and $2,532 in 1994. Included in accrued interest payable at December 31, 1995, is $9,127 due to this co-venturer.

Note 5 - Partners' Equity

Pursuant to a public offering, 60,095 units were sold at $500 per interest. During 1994, partners holdings 190 units abandoned their partnership interest. Accordingly, the calculation of net (loss) per limited partner interest in 1995 and 1994 is based on 59,905 interests outstanding.

For income tax purposes, the limited partners share 99% and the general partner 1% (subordinated as defined in the partnership agreement) in all profits or losses from operations until the limited partners have received an 8% cumulative preferred return on their invested capital. Thereafter, the limited partners share 90% and the general partner shares 10% in the profits or losses from operations.


Note 5 - Partners' Equity (continued)

Cash distributions from sales or refinancing, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to the limited partners, until the limited partners have received an amount equal to their unrecovered invested capital; second, 99% to the limited partners equal to any unpaid preferred return arrearage; and third, any excess 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. In December 1995, the Partnership approved a cash distribution to limited partners in the amount of $599,050 ($10 per interest) to be paid in February 1996. A similar distribution was approved in December 1994, and paid in February 1995. No distributions were made or accrued to the general partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the general partner. As of December 31, 1995, the unpaid preferred return arrearage totaled $18,732,744.

Note 6 - Commitments and Preferred Returns

Operating leases

The Partnership leases office and retail space to tenants in Perimeter and Shallowford under operating lease agreements which expire on various dates
through 2006.   Future minimum rentals under these leases as of December 31,
1995, are as follows:
                      1996                   $ 1,248,000
                      1997                       945,000
                      1998                       751,000
                      1999                       554,000
                      2000                       424,000
                      Thereafter               1,907,000

                                             $ 5,829,000

A major tenant in Shallowford leases approximately 39% of available space under a lease expiring in 2006. Rental income recognized under this lease amounted to $341,450 for each of the years ended December 31, 1995 and 1994.

Three tenants of Perimeter individually accounted for more than 10% of gross revenue for the year ended December 31, 1995. Lease expiration dates for these three tenants expire at various dates from July 1996, through January 1999.

Note 6 - Commitments and Preferred Returns (continued)

Preferred returns

The DBLAV joint venture agreement provides, among other things, that the cash flow from operations of both properties will be used first to pay the Partnership a preferred return on its cash investments.

Note 7 - Management and Other Fees

The Partnership has entered into an agreement with IFGP Corporation ("Insignia"), which provides for Insignia to perform certain management and administrative duties for the Partnership. Fees paid to Insignia for these services amounted to $53,173 in 1995 and $49,173 in 1994.

The operations of Perimeter Square and Tyson's Corner (through November 15,
1994) are also managed by affiliates of Insignia under an agreement which provides for management fees equal to 5% of gross revenues. Insignia has assigned a portion of its fees to Wynnewood. Management fees earned by Wynnewood during 1995 and 1994 amounted to $8,665 and $6,907, respectively.

The Vice-President of Operations, Rocky Mountain Division of Capstar Hotels (Capstar) is also an officer and director of the General Partner of the Partnership. Capstar provides hotel management services to the hotels under the terms of a management agreement, which provides for basic monthly fees equal to 3% of gross revenues. In addition, the agreement also provides that DBLAV will pay an incentive fee equal to (a) 10% of the first $200,000 of increased profit (as defined), plus (b) 12.5% of the next $100,000 of the increased profit, plus
(c) 15% of any additional increased profit. The incentive fee, if any, is payable two-thirds to Capstar and one-third to Wynnewood. Management fees for Capstar totaled $213,088 and $151,707 for 1995 and 1994, respectively, and $88,503 and $66,700 for Wynnewood in 1995 and 1994, respectively. Included in accrued professional fees at December 31, 1995, is $64,837 due to these affiliates.

Shallowford has engaged Paragon Group, Inc. (Paragon), an affiliate of the co-venturer in Shallowford, to manage the property. Paragon has assigned a portion of its agreement to Wynnewood. Management fees payable to these affiliates amounted to $49,122 and $46,289 for 1995 and 1994, respectively, and are based upon 5% of gross rental collections, as defined. Additionally, during 1995 and 1994 Shallowford paid $27,261 and $29,700, respectively to Paragon for certain administrative expenses.

Note 8 - Unimproved Land

During 1995, the DBLAV purchased approximately three acres of unimproved land adjacent to one of its hotels in Arizona for $580,534. This unimproved land is included with land and improvements on the balance sheet at December 31, 1995.

The parent company of the general partner earned an acquisition fee of $32,140, which has been included in accrued liabilities on the balance sheet at December 31, 1995.

Note 9 - Reconciliation of Financial and Tax Net Income (Loss)

The following is a reconciliation of the Partnership's net (loss) for financial and tax reporting purposes:

                                                        December 31
                                                   1995            1994

Financial net (loss)                            $ (224,591)   $  (324,074)
Tax loss on liquidation of joint venture               -       (1,556,335)
Excess of book over tax depreciation               102,765         23,468
Other                                                  --          41,688
            Tax net (loss)                      $ (121,826)   $(1,815,253)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosures.

                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

      Effective February 3, 1993, the General Partner of the Partnership, DBL Properties Corporation, a New York Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. which is wholly-owned by William D. Clements.
The General Partner has responsibility for all aspects of the Partnership's operations.

The directors and executive officers of the General Partner are as follows:

             Name                                    Position


      William D. Clements                 President, Treasurer, Assistant
                                          Secretary and Director

      Robert A. Gauthier                  Vice-President, Secretary and Director


      WILLIAM D. CLEMENTS, age 56. Mr. Clements has been President since February 1993 and was Vice-President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice-President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice-President of DBLR from 1983 and a Vice-President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.

      ROBERT A. GAUTHIER, age 42. Mr. Gauthier has been Vice-President and Secretary of the General Partner since February 1993. He is also Vice-President of Operations, Rocky Mountain Division of Capstar Hotels, a hotel management firm, since 1992. Prior to then, he was the manager of two hotels owned by DBL Airport Valley Limited Partnership, an entity which the Partnership has a 90% preferred interest, from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires any person who owns more than ten percent of the outstanding limited partnership interests and each of the officers and directors of the general partner, DBL Properties Corporation, to file with the Securities and Exchange Commission and the Partnership initial reports of ownership of limited partnership interests in the Partnership within certain prescribed time periods (regardless of whether the officers or directors of DBL Properties Corporation own any limited partnership interests) and to file further reports within prescribed time periods to report any change in such ownership. To the Partnership's knowledge, all Section 16(a) filing requirements applicable to officers and directors of DBL Properties Corporation or to greater than ten percent owners of limited partnership interests were complied with.

Item 10.   Executive Compensation

      Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees, payments or distributions were made to the General Partner in 1995. Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1995, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation and certain affiliates to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and management, see "Note 7" to the Financial Statements which are included in "Item 7" above, to which reference is hereby made.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      At February 1996, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

      No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests except for Mr. Williams D. Clements who owns 150 partnership Interests.

      The General Partner of the Partnership, DBL Properties Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. in February 1993, which is in turn a corporation wholly-owned by Mr. William D. Clements.

Item 12.  Certain Relationships and Related Transactions

      Reference is hereby made to "Note 7" to the financial statements which are included in "Item 7", and "Items 9, 10 and 11" above for a description of certain relationships and related transactions.


Item 13.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits:  See Exhibit Index contained herein.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1995:  None.




                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                              By:    DBL Properties Corporation
                                     General Partner




                              By:    /s/William D. Clements
                                     William D. Clements
                                     President

                              Date:  March 22, 1996



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Robert A. Gauthier
Robert A. Gauthier               Director                   March 22, 1996




/s/William D. Clements
William D. Clements              President and Director     March 22, 1996



                                INDEX TO EXHIBITS


Exhibit No.                      Description


           3.1 Prospectus of the Partnership filed pursuant to rule 424(b), dated March 21, 1985 is incorporated herein by reference.

           3.2 Supplement dated May 30, 1985 to Prospectus dated March 21, 1985 is incorporated herein by reference.

           3.3 Supplement dated September 23, 1985 to Prospectus dated March 21, 1985 is incorporated herein by reference.

           3.4 Form of Agreement of Limited Partnership of the Partnership - reference is made to Exhibit A to the Prospectus.

           3.5 Certificate of Limited Partnership of the Partnership, which appears as Exhibit 3.2 to the Registration Statement is incorporated herein by the reference.

          10.1 Agreement relating to the purchase by the Partnership of an interest in the Perimeter Square Shopping Center in Tulsa, Oklahoma, for which a Report on Form 8-K was filed with the Commission on August 14, 1985, which Report is incorporated herein by reference.

          10.2 Agreement relating to the purchase by the Partnership of an interest in the 123 Office Building in Tyson's Corner, Virginia, for which a Report on Form 8-K was filed with the Commission on September 6, 1985, which Report is incorporated herein by reference.

          10.3 Agreement relating to purchase by the Partnership of an interest in the two to-be-built hotel facilities in Tucson, Arizona and Green Valley, Arizona, for which Reports on Form 8-K was filed with the Commission on January and October 31, 1986 and January 5, 1987, which Reports are incorporated herein by reference.

          10.4 Agreement relating to acquisition by the Partnership of an interest in Shallowford Corners Shopping Center in Atlanta, Georgia, for which Reports on Form 8-K and Form 8 were filed with the Commission on December 30, 1986 and March 2, 1987, respectively, which reports are incorporated herein by reference.

          10.5 Agreement relating to the purchase by the Partnership of Ashley Crossing Apartments, for which Reports on Form 8-K and Form 8 were filed with the Commission on December 31, 1986 and March 2, 1987, respectively, which reports are incorporated herein by reference.



          27  Financial Data Schedule

          99.1 Special Report/Acquisition Bulletin dated January 31, 1986, regarding the purchase by the Partnership of an interest in the two to-be-built hotel facilities in Tucson, Arizona and Green Valley, Arizona is incorporated herein by reference.

          99.2 Special Report/Acquisition Bulletin dated January 31, 1987 regarding the acquisition of Shallowford Corners Shopping Center and Ashley Crossing Apartments is incorporated herein by reference.

          99.3 Report on Form 8-K filed August 14, 1985, regarding the acquisition of a 90% preferred interest in the Perimeter Square Shopping Center in Tulsa, Oklahoma is incorporated herein by reference.

          99.4 Report on Form 8-K filed September 6, 1985 regarding a 70% preferred interest in the 123 Office Building in Tyson's Corner, Virginia is incorporated herein by reference.

          99.5 Reports on Form 8-K filed January 31, 1986, October 31, 1986 and January 5, 1987 regarding a 90% preferred interest in the Tucson International Airport Hotel and the Green Valley Hotel located in Tucson, Arizona is incorporated herein by reference.

          99.6 Report on Form 8-K filed January 13, 1987 and March 2, 1987 regarding the Acquisition of a 90% interest in a Joint Venture which owns the Shallowford Corners Shopping Center is incorporated herein by reference.

          99.7 Report on Form 8-K filed January 14, 1987 regarding the acquisition of Ashley Crossing Apartments in Charleston, South Carolina is incorporated herein by reference.

          99.8 Report on Form 8-K filed April 29, 1988 regarding the modification of the Tucson Airport Mortgage is incorporated herein by reference.

          99.9 Report on Form 8-K filed May 2, 1988 regarding the refinancing of the Shallowford Construction loan is incorporated herein by reference.

          99.10 Report on Form 8-K filed June 21, 1988 regarding the modification of the Green Valley Hotel Mortgage is incorporated herein by reference.

          99.11 Report on Form 8-K filed October 11, 1989, regarding the change in control of the parent company of the General Partner is incorporated herein by reference.

          99.12 Report on Form 8-K filed March 6, 1990 and amended March 16, 1990 regarding the foreclosure of Ashley Crossing Apartments is hereby incorporated by reference.

          99.13 Report on Form 8-K filed February 3, 1993 regarding the sale of outstanding stock of the General Partner is hereby incorporated by reference.