Form 10QSB
period 1996-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1996-05-13
CIK 761657

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


                  For the quarterly period ended March 31, 1996

                                       or

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

                                  BALANCE SHEET

                                  (Unaudited)
                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                $ 1,707,752
       Restricted--tenant security deposits                             22,886
    Certificate of deposit at cost
       plus accrued interest                                         1,095,360
    Accounts receivable                                                495,562
    Prepaid expenses                                                   132,282
    Real and personal property:
       Land and improvements                        $  9,102,865
       Buildings and improvements                     19,750,459
       Furniture, fixtures and equipment               3,835,431
                                                      32,688,755
       Less accumulated depreciation                 (13,171,071)   19,517,684

    Deferred charges                                                   193,878
    Deferred rent receivable                                           102,356
    Escrows and other assets                                           191,638
                                                                   $23,459,398

 Liabilities and Partners' Equity (Deficit)

 Liabilities
    Accounts payable                                               $   292,426
    Accrued liabilities:
       Interest                                     $    102,540
       Property and other taxes                          239,570
       Professional fees                                 106,590
       Other                                             127,149       575,849
    Demand note payable - related party                                 25,000
    Deposits and other                                                  66,269
    Mortgages payable                                               15,314,636
          Total liabilities                                         16,274,180

    Partners' equity (deficit)
       General partner                               $  (112,986)
       Limited partners                                7,298,204     7,185,218

                                                                   $23,459,398
                        See Notes to Financial Statements


b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          1996           1995
 Revenues:
   Hotel operations                                   $ 2,452,441    $ 2,428,666
   Rental operations                                      445,444        374,083
   Other income                                             5,880             --
   Interest income                                         21,511         36,425
      Total revenue                                     2,925,276      2,839,174

 Expenses:
   Hotel operations                                     1,468,605      1,495,038
   Rental operations                                      103,663        106,926
   Depreciation and amortization                          296,476        307,699
   Mortgage interest                                      360,674        357,306
   Management fees to related parties (note 3)             88,603         87,846
   General and administrative                              29,297         29,999
        Total expenses                                  2,347,318      2,384,814

            Net income                                $   577,958    $   454,360

 Net income per limited partnership unit
   (based on 59,905 limited partnership units
    outstanding)                                      $      9.55    $      7.51


                        See Notes to Financial Statements


c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                    For the three months ended March 31, 1996


                                       General       Limited
                                       Partner      Partners        Total

 Partners' equity (deficit) at
    December 31, 1995               $(118,766)    $6,726,026     $6,607,260

 Net income for the three months
    ended March 31, 1996                5,780        572,178        577,958

 Partners' equity (deficit) at
    March 31, 1996                  $(112,986)    $7,298,204     $7,185,218

                        See Notes to Financial Statements

d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net income                                            $   577,958   $   454,360
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                          296,476       307,699
    Change in accounts:
       Restricted cash                                         (2,904)           --
       Accrued interest receivable                             (5,563)      (13,798)
       Accounts receivable                                   (255,666)     (175,496)
       Prepaid expenses                                         9,815        (4,552)
       Escrows and other assets                               (99,460)      (82,396)
       Deferred charges                                        (8,432)      (12,597)
       Deferred rent receivable                                (3,653)         (964)
       Accounts payable                                        49,887        28,932
       Accrued liabilities                                    (23,800)      107,233
       Deposits and other                                       2,252       (12,019)

            Net cash provided by operating activities         536,910       596,402

 Cash flows from investing activities:
    Property improvements and replacements                    (35,204)      (31,578)

            Net cash used by investing activities             (35,204)      (31,578)

 Cash flows from financing activities:
    Principal payments on mortgages payable                   (24,535)      (28,993)
    Distributions to partners                                (599,050)     (599,050)

            Net cash used by financing activities            (623,585)     (628,043)

 Net decrease in cash and cash equivalents                   (121,879)      (63,219)

 Cash and cash equivalents at beginning of period           1,829,631     2,375,076

 Cash and cash equivalents at end of period               $ 1,707,752   $ 2,311,857

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   360,674   $   357,554

                        See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note 2 - Basis of Accounting

   The financial statements include the accounts of the Partnership, and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership ("DBLAV") and Shallowford Corners Shopping Center ("Shallowford") and, its operating division, Perimeter Square Shopping Center ("Perimeter Square").

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note 3 - Related Party Transactions

      For the three month periods ended March 31, 1996 and 1995, amounts paid to related parties are as follows:

                                             1996           1995

 The Wynnewood Company, Inc.
    Management Fees                        $29,532        $28,946

 Paragon Group
    Management Fees                          9,924          9,933

 Capstar Hotels
    Management Fees                         49,147         48,967

                                           $88,603        $87,846

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the three months ended March 31, 1996, the Partnership realized net income of $577,958 compared to net income of $454,360 for the three months ended March 31, 1995. The increase in net income was primarily due to increased rental operations at Shallowford Corners Shopping Center and Perimeter Square. The increase at Shallowford Corners was due to several new tenants moving in since March 1995 at higher base rents. The increase at Perimeter Square was the result of an increase in tenant reimbursements over the first quarter of 1995. Partially offsetting the increase in rental revenues was a decrease in interest income directly related to a decrease in the average balance of short-term investments outstanding for the period ended March 31, 1996, compared to the corresponding period of 1995. Partnership operations were otherwise comparable for the periods ended March 31, 1996 and 1995.

Liquidity and Capital Resources

   At March 31, 1996, the partnership had cash on hand (including shares of money market funds and certificates of deposit) of $2,803,112. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   Occupancy at Shallowford Corners Shopping Center was approximately 88% for the three months ended March 31, 1996. Management has made a number of physical improvements to this property from operating cash and is marketing the center for sale. The Perimeter Square Shopping Center was 94% occupied for the quarter ended March 31, 1996. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.

   Management has executed an agreement to install a sprinkler system at the Green Valley Hotel located in Arizona. The estimated cost is approximately $132,000. The installation costs will be funded from existing cash reserves.

   Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of March 31, 1996. In February 1996, the Partnership paid a distribution of $10 per partnership interest, totalling $599,050, from existing cash reserves.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)   Reports on Form 8-K:

              None filed during the quarter ended March 31, 1996.


                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  (Registrant)

                            By:   DBL Properties Corporation
                                  (General Partner)



                            By:   /s/William D. Clements
                                  William D. Clements
                                  President


                            Date: May 10, 1996