Form 10QSB
period 1996-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1996-08-09
CIK 761657

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


                  For the quarterly period ended June 30, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 2-95502


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
        (Exact name of small business issuer as specified in its charter)


       New York                                              13-3251176
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

850 Third Avenue, Nineteenth Floor
   New York, New York                                           10022
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (212) 822-2246



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

                                  BALANCE SHEET
                                   (Unaudited)
                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                           $  1,998,077
       Restricted--tenant security deposits                         19,982
    Certificate of deposit at cost
       plus accrued interest                                     1,118,669
    Accounts receivable                                            261,004
    Prepaid expenses                                                82,787
    Real and personal property:
       Land and improvements                   $  9,102,865
       Buildings and improvements                19,785,842
       Furniture, fixtures and equipment          3,936,959
                                                 32,825,666
       Less accumulated depreciation            (13,462,801)    19,362,865

    Deferred charges                                               150,147
    Deferred rent receivable                                        96,728
    Escrows and other assets                                       257,239
                                                              $ 23,347,498

 Liabilities and Partners' Equity (Deficit)

 Liabilities
    Accounts payable                                          $    308,550
    Accrued liabilities:
       Interest                                $    102,479
       Property and other taxes                     294,301
       Professional fees                             82,314
       Other                                        161,156        640,250
    Demand note payable - related party                             25,000
    Deposits and other liabilities                                  55,549
    Mortgages payable                                           15,289,478
          Total liabilities

    Partners' equity (deficit)
       General partner                             (114,552)
       Limited partners                           7,143,223      7,028,671
                                                               $23,347,498

                        See Notes to Financial Statements

b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     1996           1995          1996          1995
 Revenues:
   Hotel operations               $1,807,125    $1,822,982    $4,259,566    $4,251,648
   Rental operations                 386,189       380,216       831,633       754,299
   Other income                        4,554           327        10,434           327
   Interest income                    38,591        35,591        60,102        72,016
      Total revenues               2,236,459     2,239,116     5,161,735     5,078,290

 Expenses:
   Hotel operations                1,472,555     1,427,565     2,941,160     2,922,603
   Rental operations                 121,429        97,974       225,092       204,900
   Depreciation and
    amortization                     336,070       307,699       632,546       615,398
   Mortgage interest                 363,278       357,632       723,952       714,938
   Management fees to related
    parties (Note 3)                  66,481        69,707       155,084       157,553
   General and administrative         33,193        36,467        62,490        66,466

      Total expenses               2,393,006     2,297,044     4,740,324     4,681,858

    Net (loss) income             $ (156,547)   $  (57,928)   $  421,411    $  396,432

 Net (loss) income per limited
   partnership unit (based on
   59,905 limited partnership
   units outstanding)             $    (2.59)   $     (.96)   $     6.96    $     6.55

                          See Notes to Financial Statements


c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)


                                             General       Limited
                                             Partner       Partners      Total
 Partners' equity (deficit) at
    December 31, 1995                      $(118,766)    $6,726,026   $6,607,260

 Net income for the six months ended
    June 30, 1996                          $   4,214     $  417,197   $  421,411

 Partners' equity (deficit) at
    June 30, 1996                          $(114,552)    $7,143,223   $7,028,671

                        See Notes to Financial Statements


d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (A Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         1996           1995
 Cash flows from operating activities:
   Net income                                        $  421,411      $  396,432
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                       632,546         615,398
    Change in accounts:
      Restricted cash                                        --           1,452
      Accrued interest receivable                        (8,258)           (728)
      Accounts receivable                               (21,108)         16,729
      Prepaid expenses                                   59,310          23,213
      Escrows and other assets                         (165,061)        (37,998)
      Deferred charges                                   (9,043)        (18,624)
      Deferred rent receivable                            1,975          (1,927)
      Accounts payable                                   66,011        (155,724)
      Accrued liabilities                                40,603          26,990
      Deposits and other tenant liabilities              (8,468)        (18,139)

        Net cash provided by
            operating activities                      1,009,918         847,074

 Cash flows from investing activities:
   Property improvements and replacements              (172,115)       (129,293)
   Purchases of certificates of deposit                 (20,614)        (27,594)

        Net cash used by
            investing activities                       (192,729)       (156,887)

 Cash flows from financing activities:
   Principal payments on mortgages payable              (49,693)        (40,942)
   Partners' distributions paid                        (599,050)       (599,050)

        Net cash used by financing activities          (648,743)       (639,992)

 Net increase in cash and cash equivalents              168,446          50,195

 Cash and cash equivalents at beginning of period     1,829,631       2,375,076

 Cash and cash equivalents at end of period          $1,998,077     $ 2,425,271

 Supplemental disclosure of cash flow information:
   Cash paid for interest                            $  724,072     $   715,222

                        See Notes to Financial Statements


e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


Note 2 - Basis of Accounting

   The financial statements include the accounts of the Partnership, and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership ("DBLAV") and Shallowford Corners Shopping Center ("Shallowford") and, its operating division, Perimeter Square Shopping Center ("Perimeter Square").

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note 3 - Related Party Transactions

   For the six months ended June 30, 1996 and 1995, management fees paid to related parties are as follows:

                                            1996        1995

 The Wynnewood Company, Inc.              $51,625    $ 52,279
 Paragon Group                             18,922      19,653
 Capstar Hotels                            84,537      85,621

                                         $155,084    $157,553


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the six months ended June 30, 1996, the Partnership realized net income of $421,411, compared to net income of $396,432 for the six months ended June 30, 1995. A net loss of $156,547 was realized for the three months ended June 30, 1996, compared to a net loss of $57,928 for the three months ended June 30, 1995. The increase in total revenues for the six months ending June 30, 1996, was primarily due to increases in rental operations and other income. The increase in rental operations was primarily due to revenue increases at Shallowford Corners Shopping Center and Perimeter Square. The Shallowford Corners revenue increase was due to several new tenants paying higher base rents moving in since June 1995. The revenue increase at Perimeter Square resulted from increases in tenant reimbursements over the second quarter of 1995. The increase in other income was primarily due to approximately $6,000 in settlement proceeds received from a lawsuit initiated in previous years. The increase in rental operations and other income was partially offset by a decrease in interest income for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This decrease was due to decreases in the average balance of short-term investments outstanding for the six months ended June 30, 1996, compared to the corresponding period of 1995.

   The increase in rental operations expense resulted from increases in maintenance, landscaping and leasing costs at Shallowford Corners Shopping Center. These increases were incurred in efforts to improve the physical appearance of this property while the Partnership markets the property for sale.

Liquidity and Capital Resources

   At June 30, 1996, the Partnership held cash (including shares of money market funds and certificates of deposit) of $3,116,746. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   Occupancy at Shallowford Corners Shopping Center was approximately 88% at June 30, 1996. Management has completed a number of physical improvements to this property from operating cash and is marketing the center for sale. Management has recently executed a letter of intent with a purchaser for the sale of the property subject to several outstanding issues including execution of a mutually satisfactory purchase and sale agreement. The Perimeter Square Shopping Center is currently 94% occupied. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.

   Management has commenced the installment of a sprinkler system at the hotel in Green Valley, Arizona, at an estimated total cost of approximately $132,000. The installation costs are being funded from existing cash reserves.

   Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of June 30, 1996.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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



                               Date: August 8, 1996