Form 10QSB
period 1996-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1996-11-06
CIK 761657

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


              For the quarterly period ended September 30, 1996


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

                                 BALANCE SHEET
                                  (Unaudited)
                               September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                            $  1,834,257
     Restricted--tenant security deposits                          19,982
  Certificate of deposit at cost
     plus accrued interest                                      1,133,729
  Accounts receivable                                             372,307
  Prepaid expenses                                                 40,801
  Real and personal property:
     Land and improvements                    $  9,102,865
     Buildings and improvements                 19,790,842
     Furniture, fixtures and equipment           4,070,113
                                                32,963,820
     Less accumulated depreciation             (13,754,531)    19,209,289

  Deferred charges                                                125,181
  Deferred rent receivable                                         98,021
  Escrows and other assets                                        355,842
                                                             $ 23,189,409

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                           $    383,040
  Accrued liabilities:
     Interest                                 $    102,417
     Property and other taxes                      381,309
     Professional fees                             108,809
     Other                                         193,776        786,311
  Demand note payable - related party                              25,000
  Deposits and other liabilities                                   65,367
  Mortgages payable                                            15,263,681
            Total liabilities                                  16,523,399

  Partners' equity (deficit)
     General partner                              (118,178)
     Limited partners                            6,784,188      6,666,010
                                                             $ 23,189,409

                         See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  (A Limited Partnership)

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                       1996         1995         1996         1995
Revenues:
 Hotel operations                  $1,395,109   $1,389,948   $5,654,675     $5,641,596
 Rental operations                    398,985      381,177    1,230,618      1,135,476
 Other income                           1,259           --       11,693            327
 Interest income                       31,751       38,501       91,853        110,517
   Total revenues                   1,827,104    1,809,626    6,988,839      6,887,916

Expenses:
 Hotel operations                   1,334,262    1,289,668    4,275,422      4,212,271
 Rental operations                     92,217       98,450      317,309        303,350
 Depreciation and amortization        316,696      307,712      949,242        923,110
 Mortgage interest                    364,253      364,576    1,088,205      1,079,514
 Management fees to related
  parties (Note 3)                     56,115       55,931      211,199        213,484
 General and administrative            26,222       27,643       88,712         94,109
   Total expenses                   2,189,765    2,143,980    6,930,089      6,825,838

  Net (loss) income                $ (362,661)  $ (334,354)  $   58,750     $   62,078

Net (loss) income per limited
 partnership unit (based
 on 59,905 limited partnership
 units outstanding)                $    (5.99)  $    (5.52)  $      .97     $     1.03

                       See Notes to Financial Statements

c)             DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                            (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)


                                          General      Limited
                                          Partner     Partners       Total

Partners' equity (deficit) at
  December 31, 1995                    $(118,766)   $6,726,026   $6,607,260

Net income for the nine months
  ended September 30, 1996                   588        58,162       58,750

Partners' equity (deficit) at
  September 30, 1996                   $(118,178)   $6,784,188   $6,666,010

                            See Notes to Financial Statements

d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                 (A Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                              1996         1995
Cash flows from operating activities:
 Net income                                             $   58,750      $   62,078
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            949,242         923,110
  Change in accounts:
    Restricted cash                                             --           1,452
    Accrued interest receivable                            (23,318)        (16,931)
    Accounts receivable                                   (132,411)         11,781
    Prepaid expense                                        101,296           4,320
    Escrows and other assets                              (263,664)       (128,092)
    Deferred charges                                        (9,043)        (21,590)
    Deferred rent receivable                                   682          (2,890)
    Accounts payable                                       140,501        (225,440)
    Accrued liabilities                                    186,664         150,590
    Deposits and other tenant liabilities                    1,350         (13,502)

      Net cash provided by operating activities          1,010,049         744,886

Cash flows from investing activities:
 Property improvements and replacements                   (310,269)       (205,599)
 Purchase of certificates of deposit                       (20,614)        (27,594)

      Net cash used in investing activities               (330,883)       (233,193)

Cash flows from financing activities:
 Principal payments on mortgages payable                   (75,490)        (64,868)
 Partners' distributions paid                             (599,050)       (599,050)

      Net cash used in financing activities               (674,540)       (663,918)

Net increase (decrease) in cash and cash equivalents         4,626        (152,225)

Cash and cash equivalents at beginning of period         1,829,631       2,375,076

Cash and cash equivalents at end of period              $1,834,257      $2,222,851

Supplemental disclosure of cash flow information:
 Cash paid for interest                                 $1,088,386      $1,079,833

                            See Notes to Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


  NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


  NOTE 2 - BASIS OF ACCOUNTING

  The financial statements include the accounts of the Partnership, and the assets, liabilities, equity, income and expenses of its joint ventures in DBL Airport Valley Limited Partnership ("DBLAV") and Shallowford Corners Shopping Center ("Shallowford") and, its operating division, Perimeter Square Shopping Center ("Perimeter Square").

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


  NOTE 3 - RELATED PARTY TRANSACTIONS

  For the nine months ended September 30, 1996 and 1995, management fees paid to related parties are as follows:


                                              1996        1995

  The Wynnewood Company, Inc.             $  70,121   $  70,637
  Paragon Group                              28,707      29,355
  Capstar Hotels                            112,371     113,493
                                          $ 211,199   $ 213,484


  NOTE 4 - SUBSEQUENT EVENT

  On October 7, 1996, the Partnership entered into a $1.5 million first mortgage, bearing interest of 9.25% and secured by Perimeter Square. The mortgage is collateralized by a first lien on the property. The mortgage requires monthly principal and interest payments of $15,438. It is anticipated that approximately $1.0 million in proceeds will be used to pay down the principal on the mortgage on Tuscon with the remainder to be used as working capital.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


  Results of Operations

  For the nine months ended September 30, 1996, the Partnership realized net income of $58,750 compared to net income of $62,078 for the nine months ended September 30, 1995. A net loss of $362,661 was realized for the three months ended September 30, 1996, compared to a net loss of $334,354 for the three months ended September 30, 1995. The increase in net loss and decrease in net income for the three and nine month periods ended September 30, 1996, compared to the corresponding periods of 1995 were the result of increases in total expenses partially offset by increases in total revenues. The increase in other income was primarily due to approximately $6,000 of settlement proceeds received from a lawsuit initiated in previous years. The increase in other income was partially offset by a decrease in interest income for the three and nine months ended September 30, 1996. The decrease was due to a decline in the average balance of short-term investments outstanding for the three and nine months ended September 30, 1996, compared to the corresponding periods of 1995.

  Liquidity and Capital Resources

    At September 30, 1996, the Partnership held cash on hand (including shares of money market funds and exclusive of certificates of deposit) of $1,834,257. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

    Occupancy at Shallowford Corners Shopping Center was approximately 88% at the end of the third quarter. Management has made a number of physical improvements to this property from operating cash in connection with the marketing of the property. While the Partnership has executed an agreement to sell Shallowford, because of certain conditions that must be met, management is unable to predict if the sale will be consummated. If it is not, management will attempt to find another purchaser. The Perimeter Square shopping center is currently 94% occupied and management has recently executed a first mortgage on the property. The mortgage is in the amount of $1.5 million, bears interest at the rate of 9.25% and matures in three years. Proceeds from the loan are anticipated to be used to reduce the principal amount of the 10% first mortgage on Tucson Hotel by approximately $1 million with the remainder to be used as working capital. Both Tucson Hotel and Green Valley Hotel are performing in line with expectations.

    Management is in the process of installing a sprinkler system at the hotel in Green Valley, Arizona at an estimated cost of approximately $132,000. The installation costs are being funded from existing cash reserves.

   Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of the properties as of September 30, 1996.


                            PART II - OTHER INFORMATION



  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)   Exhibits 10.6, Perimeter Square financing documents.

            The Partnership will file an amended 10-QSB to include the closing documents for the financing of the Perimeter Square property as an Exhibit when they are received.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.


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

                         Date: November 6, 1996