Form 10KSB
period 1996-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1997-03-25
CIK 761657

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                  (AS LAST AMENDED BY 34-31905, EFF. 4/26/93)

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,071,507

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996 - Not Applicable.


                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated March 21, 1985 (included in Registration Statement, No. 2-95502, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") is a limited partnership which was formed on December 21, 1984, pursuant to the Partnership Law of the State of New York. The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired six properties during 1985 and 1986 and has been operating them since that time with the exception of Ashley Crossing Apartments, which was sold on March 8, 1990, in a foreclosure proceeding, and the 123 Office Building (a 77.53% interest), which was sold on March 14, 1994, in a foreclosure proceeding.

Commencing in June 1985, pursuant to the Prospectus, the Partnership offered $40,000,000 in Limited Partnership Interests (the "Interests"). A total of 60,095 Interests were sold to the public at $500 per Interest. The offering closed on December 31, 1985. No Limited Partner has made any additional capital contribution subsequent to that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held. Partner's holding 190 units abandoned their interests in 1994.

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

All of the outstanding stock of the General Partner is owned by the Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership had no employees as of December 31, 1996. Management and administrative services are performed by Wynnewood, the General Partner, and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, Insignia affiliates provide property management services, partnership administration, and registrar and transfer services to the Partnership.

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

Shallowford Corners Shopping Center     12/31/86   Partnership has a 90%  Retail Center
   Roswell, GA                                     interest in the        116,411 sq.ft.
                                                   Joint Venture which
                                                   has fee ownership
                                                   subject to a first
                                                   mortgage


SCHEDULE OF PROPERTIES:

                            Gross
                           Carrying    Accumulated               Federal
       Property              Value     Depreciation    Rate     Tax Basis

Perimeter Square       $ 4,499,184   $ 2,093,002     3-19 yrs $ 2,216,639

Tuscon Airport Hotel    10,910,853     5,269,337     5-39 yrs   5,015,359

Green Valley Hotel       5,459,133     2,683,355     5-39 yrs   2,599,767

Shallowford Corners     12,194,329     4,025,232     3-30 yrs   7,089,345

                       $33,063,499   $14,070,926              $16,921,110


See "Note 2" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy. The straight-line depreciation method is employed for Perimeter Square. Straight-line and accelerated methods of depreciation are used for both the Green Valley and Tucson Airport hotels. Shallowford Corners utilizes an accelerated method of depreciation.

SCHEDULE OF MORTGAGES:


                           Principal                                  Principal
                          Balance At   Stated                          Balance
                         December 31, Interest    Period    Maturity    Due At
       Property              1996     Rate     Amortized     Date      Maturity

Tucson Airport Hotel   $ 3,829,617   10.00%     25 yrs   11/01/01   $ 2,751,994
Green Valley Hotel       2,649,280   10.25%     25 yrs   12/31/00     2,499,589
Shallowford Corners      7,750,000    8.75%       (1)    04/15/97     7,750,000
Perimeter Square         1,496,124    9.25%     15 yrs   10/07/99     1,344,978
   Total               $15,725,021                                  $14,346,561

1) The Shallowford mortgage loan is interest only payments through maturity.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                               Average Annual             Average Annual
                                Rental Rates                 Occupancy
                             1996            1995          1996     1995

Perimeter Square       $ 7.52/sq.ft.   $ 7.29/sq.ft.       94%       94%
Shallowford Corners    $11.48/sq.ft.   $10.86/sq.ft.       89%       89%
Tucson Airport Hotel*  $64.70          $60.29              78%       80%
Green Valley Hotel*    $65.76          $64.83              69%       67%

     *Average rental rates for the hotels are average daily rental rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other hotels and commercial buildings in the area. Management believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations at the commercial properties for the years 1997-2006:


                       Number of                               % of Gross
                      Expirations   Square Feet  Annual Rent  Annual Rent
Perimeter Square

1997                       2        28,716      $ 145,223        30.5%
1998                       1         7,333         41,523         8.7%
1999                       2         6,273         81,935        17.2%
2000                       2         5,393         31,746         6.7%
2001-2006                  1         5,440         82,579        17.4%

Shallowford Corners

1997                       7         8,549      $ 111,592         9.4%
1998                       4         9,084         95,026         8.0%
1999                       4        15,916        145,109        12.3%
2000                       2         2,623         35,620         3.0%
2001                       7        17,828        279,321        23.6%
2002-2006                  1        45,528        341,460        28.9%

In addition, one tenant occupying 1,820 square feet at Perimeter Square rents on a month-to-month basis. This tenant contributed $13,200 in annual rent or 2.8% of gross annual rent for 1996. Three tenants occupying a total of 3,586 square feet at Shallowford Corners rent on a month-to-month basis. These three tenants contributed $20,760 in annual rent or 1.8% of gross annual rent for 1996.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                       Square Footage    Annual Rent
Nature of Business         Leased      Per Square Foot   Lease Expiration

Perimeter Square

   Business School       19,470             $5.01            July 1997
   Book Supplies          7,333              5.66           August 1998
   Pool and Spa sales     9,246              5.17            July 2000

Shallowford Corners

   Grocery store         45,528             $7.50            July 2006


SCHEDULE OF REAL ESTATE TAXES:


                             1996              1995

Perimeter Square         $   33,125       $   31,458
Tucson Airport Hotel        192,641          193,533
Green Valley Hotel           68,480           66,698
Shallowford Corners          89,086           71,496



ITEM 3.  LEGAL PROCEEDINGS

On September 30, 1988, the Partnership filed a complaint with the Supreme Court of the State of New York against Laventhol and Horwath ("L&H"). The suit alleged that L&H rendered a series of market studies which were provided to the Partnership and which the Partnership relied on in purchasing the Tucson Airport Hotel ("Tucson") and the Green Valley Hotel ("Green Valley"). The suit further alleged that L&H failed to exercise ordinary care in the preparation of the market reports and that the reports formulated unreasonably high operating projections which resulted in overstated financial projections and appraisal figures for the hotels. Since commencing operations, both hotels have experienced losses but are currently profitable. The suit seeks, inter alia, compensatory damages, plus interest, costs and disbursements. In 1990, L&H filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has settled a claim against the bankruptcy estate of L&H. As of December 31, 1996, $188,157 has been collected in relation to this settlement, including $181,457 collected in 1994. No collections were received in 1995. An additional $5,880 was collected during 1996. It is unknown whether additional distributions will be received from the bankruptcy estate of L&H.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.


                                   PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, the Partnership included approximately 2,181 limited partners, holding a total of 59,905 Interests, and one General Partner. During 1994, the number of Partnership Interests decreased by 190 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of $599,050 ($10 per interest) which was paid in February 1996. A cash distribution of $599,050 was also declared in December 1996 to be paid in March 1997. As of December 31, 1996, the remaining unpaid preferred return arrearage totaled $20,944,240. Reference is made to "Item 6" for a description of liquidity and capital resources.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership realized a net loss of $61,567 for the year ended December 31, 1996, compared to a net loss of $224,591 for the year ended December 31, 1995. The decrease in net loss is primarily attributable to increases in rental revenue and other income.

Revenue from hotel operations increased approximately $54,000 for the year ended
December 31, 1996.   Of this increase, approximately $223,000 related to
increased room revenue which was offset by an approximate $169,000 decrease in
restaurant sales.   Room revenue increased primarily due to higher room rates
charged in 1996 at the Tuscon Airport Hotel and increased occupancy at the Green Valley Hotel. The average daily rental rate at the Tuscon Airport Hotel in 1996 was approximately $65 per room compared to approximately $60 per room in 1995. The average room occupancy at the Green Valley Hotel in 1996 was approximately 69% compared to approximately 67% in 1995. The decrease in restaurant sales is primarily attributable to decreased sales at the Green Valley Hotel resulting from increased competition from a new local restaurant. Other income increased as a result of increased golf revenues collected at the Green Valley Hotel related to a new referral program with area golf courses.

Restaurant expenses as a percentage of restaurant revenues increased from 77% in 1995 to 80% in 1996. This increase was due to decreased sales volume at Green
Valley as noted above as well as increased payroll expenses.   Payroll as a
percentage of revenue increased from 40% in 1995 to 43% in 1996.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash on hand (including shares of money market funds) of $3,446,748. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

During 1996, management negotiated and executed a contract of sale for the Shallowford Corners Shopping Center. The main tenant in that center, occupying 45,528 sq. ft. or 39% of the leasable space, was approached by a competing center to vacate the space and occupy space in the competing center. Management has had a number of discussions with the tenant regarding expanding and improving the space it occupies as well as adding additional parking spaces to the center. At this point in time, while the tenant is studying these alternatives, the buyer has expressed its unwillingness to proceed with the acquisition until the tenant's plans are known and has canceled the contract of sale. The first mortgage on the property, which matures in April 1997, was anticipated to be repaid from the proceeds of the sale. Management has begun discussions with the holder of the mortgage regarding an extension of the maturity pending the resolution of this situation. There can be no certainty that this situation will be satisfactorily resolved or that a satisfactory agreement will be reached with the lender. If the lender does not agree to extend the mortgage and determines to proceed with a foreclosure, the partnership may lose this property in a foreclosure sale.

The Perimeter Square shopping center is currently 94% occupied and management has recently reached agreements with two major tenants, occupying 28,716 sq. ft., or almost half of the center, to renew their leases, both of which are scheduled to expire during 1997. During the year, management placed a $1.5 million mortgage on Perimeter Square. Proceeds were used to repay $1.0 million of the principal amount of the first mortgage on the Tucson Hotel. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.

Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of December 31, 1996. In March 1997, the Partnership paid a distribution to the limited partners of $10 per unit or a total of $599,050.

Inflation

Future inflation may increase both hotel and rental revenues as well as operating expenses, dependent in part upon general market trends.

Item 7.  Financial Statements




                        INDEX TO FINANCIAL STATEMENTS





Independent Auditor's Report

Consolidated Balance Sheet at December 31, 1996

Consolidated Statement of Operations for the Years Ended
 December 31, 1996 and 1995

Consolidated Statement of Partners' Equity (Deficit) for the
 Years Ended December 31, 1996 and 1995

Consolidated Statement of Cash Flows for the
 Years Ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements


                         Independent Auditor's Report



To the Partners
Drexel Burnham Lambert
Real Estate Associates III

We have audited the accompanying consolidated balance sheet of Drexel Burnham Lambert Real Estate Associates III and Subsidiaries (a limited partnership) as of December 31, 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drexel Burnham Lambert Real Estate Associates III and Subsidiaries (a limited partnership) at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                   Pannell Kerr Forster PC




January 31, 1997
New York, NY


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  AND SUBSIDIARIES
                              (A Limited Partnership)

                             Consolidated Balance Sheet
                                 December 31, 1996

                                       Assets


Cash and cash equivalents                                           $ 3,446,748

Accounts receivable (net of $42,851 allowance for
  doubtful accounts)                                                    291,438

Prepaid expenses                                                         83,787

Real and personal property - at cost (notes 2 and 3)
  Land and improvements                                $  9,102,865
  Buildings and improvements                             19,909,287
  Furniture, fixtures and equipment                       4,051,347
                                                         33,063,499
     Less accumulated depreciation                      (14,070,926) 18,992,573

Restricted cash - tenants' security deposits                             19,982

Deferred charges (note 2)                                               183,893

Deferred rent receivable (note 2)                                        84,880

Deposits and other assets                                           $   161,771

                                                                    $23,265,072

                       Liabilities and Partners' Equity
Liabilities
  Accounts payable                                                  $   399,629
  Accrued liabilities
     Interest (note 3)                                 $     71,758
     Property and other taxes                               198,306
     Professional fees                                      108,831
     Other                                                  115,037     493,932
  Demand note payable - related party (note 3)                           25,000
  Deposits and other liabilities                                         75,797
  Distributions payable (note 4)                                        599,050
  Mortgages payable (note 3)                                         15,725,021
          Total liabilities                                          17,318,429

Partners' equity (notes 1 and 4)
  General partner                                                      (119,382)
  Limited partners (60,095 units issued and
     59,905 units outstanding)                                        6,066,025
          Total partners' equity                                      5,946,643

                                                                    $23,265,072

                 See notes to consolidated financial statements


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  AND SUBSIDIARIES
                              (A Limited Partnership)

                        Consolidated Statement of Operations


                                                      Year Ended
                                                      December 31,
                                                  1996            1995
Revenue
  Hotel operations                           $  7,195,587   $  7,141,521
  Rental operations (note 5)                    1,664,002      1,564,445
  Interest income                                 128,938        143,802
  Other income                                     82,980         61,674
          Total revenue                         9,071,507      8,911,442

Expenses
  Hotel operations (note 6)                     5,770,111      5,746,579
  Rental operations (note 6)                      465,676        479,481
  General and administrative                      167,766        121,668
  Mortgage interest (note 3)                    1,440,224      1,442,996
  Demand note interest to related party             2,818          2,957
  (note 3)
  Depreciation and amortization (note 2)        1,286,479      1,342,352
          Total expenses                        9,133,074      9,136,033

          Net (loss) (note 7)                $    (61,567)  $   (224,591)





Allocation of net (loss)
  General partner                            $       (616)  $     (2,246)
  Limited partners                           $    (60,951)  $   (222,345)

Net (loss) per limited partner interest      $      (1.02)  $      (3.71)
(note 4)

Distribution per limited partner interest    $      10.00   $      10.00

Average limited partner units outstanding          59,905         59,905
(note 4)


                 See notes to consolidated financial statements



                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  AND SUBSIDIARIES
                              (A Limited Partnership)

                Consolidated Statement of Partners' Equity (Deficit)
                     For Years Ended December 31, 1996 and 1995

                                                                General       Limited
                                                      Total     Partner      Partners
Original capital contribution (note 4)          $ 30,048,500  $    1,000   $ 30,047,500
  Less offering costs                             (3,512,380)         --     (3,512,380)
                                                  26,536,120       1,000     26,535,120

Cumulative net (loss) through December 31, 1994  (11,752,079)   (117,520)   (11,634,559)

Cumulative distributions to limited
  partners (note 4)                               (7,353,140)         --     (7,353,140)

Balance - December 31, 1994                        7,430,901    (116,520)     7,547,421

Net (loss) for year ended December 31, 1995         (224,591)     (2,246)      (222,345)

Distribution to partners (note 4)                   (599,050)         --       (599,050)

Balance - December 31, 1995                        6,607,260    (118,766)     6,726,026

Net (loss) for year ended December 31, 1996          (61,567)       (616)       (60,951)

Distribution to partners (note 4)                   (599,050)         --       (599,050)

Balance - December 31, 1996                     $  5,946,643  $ (119,382)  $  6,066,025

                     See notes to consolidated financial statements


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                                  AND SUBSIDIARIES
                              (A Limited Partnership)

                        Consolidated Statement of Cash Flows

                                                             Year Ended
                                                             December 31,
                                                          1996         1995
Cash flows from operating activities
  Net (loss)                                        $    (61,567)$   (224,591)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities:
     Depreciation                                      1,225,031    1,275,685
     Amortization                                         61,448       66,667
     Bad debt expense                                     42,851        8,500
     Changes in certain other accounts:
       Accounts receivable                               (94,392)      49,869
       Prepaid expenses                                   58,310          975
       Deposits and other assets                         (69,593)       8,209
       Deferred charges                                  (29,761)     (33,558)
       Deferred rent receivable                           13,823       (7,939)
       Accounts payable                                  157,090     (179,246)
       Accrued liabilities                              (105,715)     157,643
       Deposits and other liabilities                     11,780      (50,054)
          Net cash provided by operating activities    1,209,305    1,072,160

Cash flows from investing activities
  Additions to real and personal property               (443,391)    (865,934)
  Decrease (increase) in certificate of deposit        1,089,797      (59,826)
          Net cash provided (used) by investing          646,406     (925,760)
            activities

Cash flows from financing activities
  Proceeds from mortgage financing                     1,500,000           --
  Principal payments on mortgages payable             (1,114,150)     (92,795)
  Distribution paid to partners                         (599,050)    (599,050)
  Deferred loan costs                                    (25,394)          --
          Net cash (used) by financing activities       (238,594)    (691,845)

          Increase (decrease) in cash and cash         1,617,117     (545,445)
            equivalents

Cash and cash equivalents at beginning of year         1,829,631    2,375,076

Cash and cash equivalents at end of year            $  3,446,748 $  1,829,631

Supplemental disclosure of cash flow information
  Cash paid during the year for interest            $  1,458,359 $  1,441,492

                 See notes to consolidated financial statements



Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates III ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 21, 1984. The general partner of the Partnership, DBL Properties Corporation ("General Partner"), is owned by The Wynnewood Company ("Wynnewood").

Note 2 - Significant accounting policies

Basis of accounting

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owns and operates two hotels in Tucson and Green Valley, Arizona, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material intercompany transactions and balances have been eliminated in consolidation.

In addition, the consolidated financial statements include the accounts and operations of the Partnership's operating division, Perimeter Square Shopping Center ("Perimeter Square"), which operates a shopping center complex located in Tulsa, Oklahoma.

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

Long-lived assets

Management evaluates the Partnership's long-lived assets, which consist primarily of its investments in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the asset will be written down to its fair value. No such write-down was required in 1996 or 1995.

Disclosure about fair value of financial instruments

The Company's cash and cash equivalents, demand note payable and mortgages payable represent financial instruments as defined by "Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments." The carrying value of these financial instruments is a reasonable approximation of fair value.

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

Amortization

Deferred charges are presented net of accumulated amortization of $578,913 at December 31, 1996 and are being amortized as follows:

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

Supplemental disclosure of noncash financing activities

In December 1996, the Partnership approved a cash distribution to Limited Partners in the amount of $599,050 ($10 per interest) to be paid in March 1997. A similar distribution was declared in December 1995 and paid in February 1996.

Concentration of credit risk

A substantial portion of the Partnership's cash and cash equivalents is with the same bank. The Partnership has not experienced any losses on its cash deposits.

Reclassification

Certain information in the 1995 consolidated statement of operations has been reclassified to conform to the 1996 presentation.

Note 3 - Mortgages and other indebtedness

Mortgages payable

  Shallowford - mortgage note, due April 15, 1997 (a)        $  7,750,000
  Perimeter Square - mortgage note, due October 7, 1999 (b)     1,496,124
  DBLAV
    Tucson mortgage note due November 1, 2001 (c)               3,829,617
    Green Valley mortgage note due December 31, 2000 (d)        2,649,280
               Total mortgages payable                       $ 15,725,021

(a) 8.75% promissory note (increasing 1/4% per annum through maturity), interest only payable monthly through maturity; collateralized by land, building, improvements and leases.

     The mortgagee will receive a 25% interest in the net proceeds, as defined, from the ultimate sale of the property.

(b) In October 1996, the Partnership negotiated a $1,500,000 mortgage payable on the Perimeter Square property. The mortgage note requires monthly payments of $15,438 applied first to interest at the rate of 9.25% per annum and the balance to the reduction of principal.

(c) The Tucson mortgage note requires monthly payments of $46,751 to be applied first to interest at the annual rate of 10% and the balance to reduction of principal through November 1, 2001, at which time the entire unpaid principal balance and interest are due and payable. In addition, the mortgage includes an agreement to pay the mortgage note holder twenty-five percent of any net appreciation in value of the Tucson property over $5,037,560. The appreciation in value will be determined by (a) net proceeds from an arms length sale, or (b) in the absence of a sale and the indebtedness is paid in full for any reason, the average of two appraisals of the property at prepayment of the loan maturity.

     In November 1996, the Partnership made a $1,000,000 payment in reduction of the outstanding balance on the Tucson mortgage payable and the mortgagee canceled its option to call the mortgage before November 1, 2001.

(d) The Green Valley mortgage note requires monthly payments of $25,161 applied first to interest at the rate of 10.25% per annum and the balance to reduction of principal.

The following is a schedule of future mortgage principal payments as of December 31, 1996:

                  1997               $ 8,017,169
                  1998                   294,833
                  1999                 1,660,159
                  2000                 2,794,430
                  2001                 2,958,430
                          Total      $15,725,021

Demand note payable

The demand note at December 31, 1996, is payable to the co-venturer in Shallowford. Interest at 3% above prime amounted to $2,818 in 1996 and $2,957 in 1995. Included in accrued interest payable at December 31, 1996, is $11,945 due to this co-venturer

Note 4 - Partners' equity

Pursuant to a public offering, 60,095 units were sold at $500 per interest. During 1994, partners holding 190 units abandoned their partnership interest. Accordingly, the calculation of net (loss) per limited partner interest in 1996 and 1995 is based on 59,905 interests outstanding.

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

Cash distributions from sales or refinancing, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to the limited partners, until the limited partners have received an amount equal to their unrecovered invested capital; second, 99% to the limited partners equal to any unpaid preferred return arrearage; and third, any remaining excess, 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions were made or accrued to the general partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the general partner. As of December 31, 1996, the unpaid preferred return arrearage totaled $20,944,240.



Note 5 - Commitments and preferred returns

Operating leases

The Partnership leases office and retail space to tenants in Perimeter and Shallowford under operating lease agreements which expire on various dates
through 2006.   Future minimum rentals under these leases as of December 31,
1996, are as follows:

         1997              $  1,170,014
         1998                 1,028,105
         1999                   789,661
         2000                   631,320
         2001                   516,187
         Thereafter           1,223,000
                   Total   $  5,358,287

A major tenant in Shallowford leases approximately 39% of available space under a lease expiring in 2006. Rental income recognized under this lease amounted to $341,450 for each of the years ended December 31, 1996 and 1995.

Three tenants of Perimeter individually accounted for 21%, 13% and 17% of gross revenue for the year ended December 31, 1996. Leases for these three tenants expire in July 1997, January 1999 and July 2001, respectively.

Preferred returns

The DBLAV joint venture agreement provides, among other things, that the cash flow from operations of both properties will be used first to pay the Partnership a preferred return on its cash investments.


Note 6 - Management and other fees

The Partnership has entered into an agreement with IFGP Corporation ("Insignia"), which provides for Insignia to perform certain management and administrative duties for the Partnership. Fees paid to Insignia for these services amounted to $53,173 in both 1996 and 1995.

The operations of Perimeter Square are also managed by Insignia under an agreement which provides for management fees equal to 5% of gross revenues. Insignia has assigned a portion of its fees to Wynnewood, an affiliated entity. Management fees earned by Wynnewood during 1996 and 1995 amounted to $8,916 and $8,665, respectively.

The Senior Vice President of Operations of Capstar Hotel Company ("Capstar") is also an officer and director of the General Partner of the Partnership. Capstar provides hotel management services to the hotels under the terms of a management agreement, which provides for basic monthly fees equal to 3% of gross revenues. In addition, the agreement also provides that DBLAV will pay an incentive fee equal to (a) 10% of the first $200,000 of increased profit (as defined), plus
(b) 12.5% of the next $100,000 of the increased profit, plus (c) 15% of any additional increased profit. The basic fee and incentive fee, if any, are payable two-thirds to Capstar and one-third to Wynnewood. Effective January 1, 1997, this fee split was adjusted to a 50-50 split between Capstar and Wynnewood. Management fees for Capstar totaled $214,476 and $213,088 for 1996 and 1995, respectively, and $107,236 and $88,503 for Wynnewood in 1996 and 1995, respectively. Included in accrued liabilities at December 31, 1996 is $41,081 due to these affiliates.

Shallowford had been managed by Paragon Group, Inc. ("Paragon"), an affiliate of the co-venturer in Shallowford. A portion of Paragon's management agreement had been assigned to Wynnewood. Management fees payable to these affiliates amounted to $47,722 and $49,122 for 1996 and 1995, respectively, and are based upon 5% of gross rental collections, as defined. During 1996 and 1995, Shallowford paid $7,800 and $27,261, respectively, to Paragon for certain administrative expenses. In addition, during 1996, the commercial management division of Paragon was acquired by Insignia, which continues to manage the property.

Management fees to related parties included in the accompanying statement of operations are summarized as follows:

                               Year Ended
                              December 31,
                           1996         1995
Hotel operations
  Capstar              $  214,476   $  213,088
  Wynnewood               107,236       88,503
Rental operations
  Wynnewood                18,460       18,489
  Paragon                  18,922       39,298
          Total        $  359,094   $  359,378



Note 7 - Reconciliation of financial and tax net income (loss)

The following is a reconciliation of the Partnership's net income (loss) for financial and tax reporting purposes:

                                                         Year Ended
                                                         December 31,
                                                      1996           1995

Financial net (loss)                             $ (61,567)      $(224,591)
Excess of book over tax depreciation
    and amortization                               100,859          60,863
Provision for doubtful accounts                     42,851           8,500
Nondeductible employee meals                        39,830          45,248
Other                                               13,174         (11,846)
       Tax net income (loss)                     $ 135,147       $(121,826)


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

The directors and executive officers of the General Partner are as follows:

           Name                                      Position


     William D. Clements                  President, Treasurer, Assistant
                                          Secretary and Director

     Robert A. Gauthier                   Vice-President, Secretary and
                                          Director

WILLIAM D. CLEMENTS, age 57. Mr. Clements has been President since February 1993 and was Vice-President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice-President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice-President of DBLR from 1983 and a Vice-President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.

ROBERT A. GAUTHIER, age 43. Mr. Gauthier has been Vice-President and Secretary of the General Partner since February 1993. He is also Senior Vice-President of Operations of Capstar Hotels, a hotel management firm, since 1992. Prior to then, he was the manager of two hotels owned by DBL Airport Valley Limited Partnership, an entity which the Partnership has a 90% preferred interest, from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

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


ITEM 10. EXECUTIVE COMPENSATION


Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees, payments or distributions were made to the General Partner in 1996. Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1996, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation and certain affiliates to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and management, see "Note 6" to the Financial Statements which are included in "Item 7" above, to which reference is hereby made.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At March 1997, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests except for Mr. William D. Clements who owns 230 partnership Interests.

The General Partner of the Partnership, DBL Properties Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. in February 1993, which is in turn a corporation wholly-owned by Mr. William D. Clements.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to "Note 6" to the financial statements which are included in "Item 7", and "Items 9, 10 and 11" above for a description of certain relationships and related transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b) Reports on Form 8-K filed during the fourth quarter of 1996:  None.




                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                         By:  DBL Properties Corporation
                              General Partner


                         By:  /s/William D. Clements
                              William D. Clements
                              President

                         Date: March 25, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Robert A. Gauthier
Robert A. Gauthier               Director


/s/William D. Clements
William D. Clements              President and Director



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