Form 10QSB
period 1997-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1997-05-13
CIK 761657

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


                For the quarterly period ended March 31, 1997

                                      or

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

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                                   March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $  3,393,337
     Restricted--tenant security deposits                               18,546
  Accounts receivable                                                  542,988
  Prepaid expenses                                                     124,273
  Real and personal property:
     Land and improvements                         $  9,102,865
     Buildings and improvements                      19,909,287
     Furniture, fixtures and equipment                4,116,504
                                                     33,128,656
     Less accumulated depreciation                  (14,375,066)    18,753,590

  Deferred charges                                                     196,897
  Deferred rent receivable                                              81,962
  Deposits and other assets                                            195,780
                                                                  $ 23,307,373

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                                $    451,664
  Accrued liabilities:
     Interest                                      $     71,749
     Property and other taxes                           216,406
     Professional fees                                   53,168
     Other                                              214,689        556,012
  Demand note payable - related party                                   25,000
  Deposits and other liabilities                                        67,701
  Mortgages payable                                                 15,660,595
       Total liabilities                                            16,760,972

  Partners' equity (deficit)
     General partner                               $   (113,384)
     Limited partners (60,095 units issued and
       59,905 units outstanding)                      6,659,785      6,546,401

                                                                  $ 23,307,373

                   See Notes to Consolidated Financial Statements


b)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                           (A Limited Partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                        1997           1996
Revenues:
  Hotel operations                                 $  2,382,932   $  2,404,448
  Rental operations                                     465,473        445,463
  Other income                                           37,024         36,614
  Interest income                                        37,696         21,511
     Total revenue                                    2,923,125      2,908,036

Expenses:
  Hotel operations                                    1,487,855      1,525,067
  Rental operations                                     121,639        118,564
  Depreciation and amortization                         311,722        296,476
  Mortgage interest                                     371,974        360,674
  General and administrative                             30,177         29,297
      Total expenses                                  2,323,367      2,330,078

          Net income                               $    599,758   $    577,958

Net income per limited partnership unit            $       9.91   $       9.55

Average limited partner units outstanding                59,905         59,905

                See Notes to Consolidated Financial Statements


c)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                           (A Limited Partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)

                  For the three months ended March 31, 1997

                                      General       Limited
                                      Partner       Partners       Total

Partners' equity (deficit) at
December 31, 1996                  $ (119,382)   $6,066,025    $5,946,643

Net income for the three months
ended March 31, 1997                    5,998       593,760       599,758

Partners' equity (deficit) at
March 31, 1997                     $ (113,384)   $6,659,785    $6,546,401

                See Notes to Consolidated Financial Statements


d)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                              (A Limited Partnership)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                              1997          1996
Cash flows from operating activities:
  Net income                                             $   599,758   $   577,958
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            311,722       296,476
  Change in accounts:
    Restricted cash                                            1,436        (2,904)
    Accrued interest receivable                                   --        (5,563)
    Accounts receivable                                     (251,550)     (255,666)
    Prepaid expenses                                         (40,486)        9,815
    Escrows and other assets                                 (34,009)      (99,460)
    Deferred charges                                         (20,581)       (8,432)
    Deferred rent receivable                                   2,918        (3,653)
    Accounts payable                                          52,035        49,887
    Accrued liabilities                                       62,076       (23,800)
    Deposits and other liabilities                            (8,096)        2,252

         Net cash provided by operating activities           675,223       536,910

Cash flows from investing activities:
  Property improvements and replacements                     (65,157)      (35,204)

         Net cash used in investing activities               (65,157)      (35,204)

Cash flows from financing activities:
  Principal payments on mortgages payable                    (64,427)      (24,535)
  Distributions to partners                                 (599,050)     (599,050)

         Net cash used in financing activities              (663,477)     (623,585)

Net decrease in cash and cash equivalents                    (53,411)     (121,879)

Cash and cash equivalents at beginning of period           3,446,748     1,829,631

Cash and cash equivalents at end of period               $ 3,393,337   $ 1,707,752

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   371,983   $   360,674

                   See Notes to Consolidated Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                              (A Limited Partnership)

                     Notes to Consolidated Financial Statements
                                   March 31, 1997
                                    (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - BASIS OF ACCOUNTING

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

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three month periods ended March 31, 1997 and 1996, management fees paid to related parties are as follows:


                                          1997          1996


 The Wynnewood Company, Inc.          $  38,728     $  36,406
 Paragon Group                           10,912         9,924
 Capstar Hotels                          66,979        62,895

                                      $ 116,619     $ 109,225

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the three months ended March 31, 1997, the Partnership realized net income of $599,758 compared to net income of $577,958 for the three months ended March 31, 1996. The increase in net income is attributable primarily to increased interest income. The increase in interest income is directly related to an increase in the average balance of cash and cash equivalents outstanding for the period ended March 31, 1997, compared to the corresponding period of 1996. Expenses for the three month periods ended March 31, 1997 and 1996 were comparable.

Liquidity and Capital Resources

At March 31, 1997, the Partnership held cash on hand (including shares of money market funds) of $3,393,337. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

During 1996, management negotiated and executed a sale contract for the Shallowford Corners Shopping Center. The main tenant in that center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. Management has had a number of discussions with that tenant regarding expanding and improving the space it occupies as well as adding additional parking spaces to the center. The tenant is presently studying it's alternatives and the buyer has expressed its unwillingness to proceed with the acquisition until the tenant's plan is known. The first mortgage of $7,750,000 on the property, which matured on April 15, 1997, was anticipated to be repaid from the proceeds of the sale. Management has commenced discussions with the holder of the mortgage regarding an extension of the maturity pending the resolution of this situation. There can be no certainty that this situation will be satisfactorily resolved or that a satisfactory agreement will be reached with the lender. If not satisfactorily resolved, the property could be lost in a foreclosure sale.

The Perimeter Square shopping center is currently 92% occupied and management has executed new leases with two existing tenants, occupying 28,716 sq. ft. or almost half of the center, whose leases were scheduled to expire during 1997. Both the Tucson Hotel and Green Valley Hotel are performing in line with expectations.

Other than the items referred to above, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of March 31, 1997. On March 14, 1997, the Partnership paid a distribution to it's limited partners of $10 per unit.


                            PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Partnership has defaulted upon the $7,750,000 first mortgage on Shallowford Corners as discussed in Item 2. "Liquidity and Capital Resources," which discussion is hereby incorporated into this Item by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.

                                  SIGNATURES


 In accordance with the requirements of the Exchange Act, the Registrant caused such report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                             (Registrant)

                          By:  DBL Properties Corporation
                               (General Partner)



                          By:  /s/William D. Clements
                               William D. Clements
                               President



                          Date:May 13, 1997