Form 10QSB
period 1997-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1997-08-14
CIK 761657

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

                        One Insignia Financial Plaza
                      Greenville, South Carolina 29602
                  (Address of principal executive offices)


                                 (864)239-1000
                         (Issuer's telephone number)


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

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                            $ 3,620,296
     Restricted--tenant security deposits                         18,536
  Accounts receivable                                            276,120
  Prepaid expenses                                               105,850
  Deferred charges                                               215,822
  Deferred rent receivable                                        73,963
  Escrows and other assets                                       217,839
  Real and personal property:
     Land and improvements                    $  9,102,865
     Buildings and improvements                 24,106,915
                                                33,209,780
     Less accumulated depreciation             (14,679,207)   18,530,573

                                                             $23,058,999

Liabilities and Partners' Equity (Deficit)

Liabilities

  Accounts payable                                           $   318,832
  Accrued liabilities:
     Interest                                 $     71,727
     Real estate taxes                             281,247
     Professional fees                              38,088
     Other                                         181,335       572,397
  Demand note payable - related party                             25,000
  Deposits and other liabilities                                  68,254
  Mortgages payable, including $7,750,000
    in default (Note 5)                                       15,595,362
       Total liabilities                                      16,579,845

  Partners' Equity (Deficit)
     General partner                          $   (114,057)
     Limited partners (60,095 units issued
       and 59,905 units outstanding)             6,593,211     6,479,154

                                                             $23,058,999

                See Notes to Consolidated Financial Statements


b)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                        Three Months Ended            Six Months Ended
                                             June 30,                      June 30,
                                        1997          1996           1997           1996
Revenues:
  Hotel operations                $  1,841,716   $  1,807,125   $  4,447,280   $  4,259,566
  Rental operations                    418,778        386,189        884,251        831,633
  Other income                          46,148         43,145         83,844         70,536
     Total revenues                  2,306,642      2,236,459      5,415,375      5,161,735

Expenses:
  Hotel operations                   1,525,242      1,525,639      3,198,704      3,067,965
  Rental operations                    122,434        134,826        244,074        253,371
  Depreciation and amortization        311,452        336,070        623,174        632,546
  Mortgage interest                    371,253        363,278        743,227        723,952
  General and administrative            43,508         33,193         73,685         62,490
      Total expenses                 2,373,889      2,393,006      4,882,864      4,740,324

Net (loss) income                 $    (67,247)  $   (156,547)  $    532,511   $    421,411

Net (loss) income allocated to
  general partner (1%)            $       (672)  $     (1,565)  $      5,325   $      4,214
Net (loss) income allocated to
  limited partners (99%)               (66,575)      (154,982)       527,186        417,197

                                  $    (67,247)  $   (156,547)  $    532,511   $    421,411
Net (loss) income per limited
   unit (based on 59,905 units
   outstanding)                   $      (1.11)  $      (2.59)  $       8.80   $       6.96

                     See Notes to Consolidated Financial Statements


c)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)




                                     General      Limited
                                     Partner      Partners       Total

Partners' (deficit) equity at
  December 31, 1996               $ (119,382)  $6,066,025    $5,946,643

Net income for the six months
  ended June 30, 1997                  5,325      527,186       532,511

Partners' (deficit) equity at
  June 30, 1997                   $ (114,057)  $6,593,211    $6,479,154

                See Notes to Consolidated Financial Statements


d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                                1997          1996
Cash flows from operating activities:
  Net income                                               $   532,511   $   421,411
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              623,174       632,546
    Change in accounts:
       Restricted cash                                           1,446            --
       Accrued interest receivable                                  --        (8,258)
       Accounts receivable                                      15,318       (21,108)
       Prepaid expenses                                        (22,063)       59,310
       Deferred charges                                        (31,929)       (9,043)
       Deferred rent receivable                                 10,917         1,975
       Escrows and other assets                                (70,961)     (165,061)
       Accounts payable                                        (80,797)       66,011
       Accrued liabilities                                      78,465        40,603
       Deposits and other liabilities                           (7,543)       (8,468)

         Net cash provided by operating activities           1,048,538     1,009,918

Cash flows from investing activities:
  Property improvements and replacements                      (146,281)     (172,115)
  Purchases of certificates of deposit                              --       (20,614)

         Net cash used in investing activities                (146,281)     (192,729)

Cash flows from financing activities:
  Payments of mortgages payable                               (129,659)      (49,693)
  Distributions paid to partners                              (599,050)     (599,050)

         Net cash used in financing activities                (728,709)     (648,743)

Net increase in unrestricted cash and cash equivalents         173,548       168,446

Unrestricted cash and cash equivalents at beginning
  of period                                                  3,446,748     1,829,631

Unrestricted cash and cash equivalents at end of period    $ 3,620,296   $ 1,998,077

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   743,259   $   724,072

                      See Notes to Consolidated Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     Notes to Consolidated Financial Statements
                                    (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation ("IFGP") (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller ("Clements"). The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

For the six month periods ended June 30, 1997 and 1996, the Partnership paid property management fees to related parties as follows:


                                          1997          1996

 The Wynnewood Company, Inc.          $ 107,227     $  71,538
 Paragon Group                           22,538        18,922
 Capstar Hotels                          97,175       124,361

                                      $ 226,940     $ 214,821

After June 24, 1997, The Wynnewood Company, Inc. and Capstar Hotels were not considered to be related parties (see discussion above).

The following transactions with affiliates of Insignia were incurred during the six months ended June 30, 1997 and 1996: property management fees (included in operating expenses) of $9,112 and $7,746, respectively; partnership administration fees (included in general and administrative expenses) of $21,000 in both periods; and registrar and transfer services fees (included in general and administrative expenses) of $5,586 in both periods. Insignia became an affiliate as of June 24, 1997 (see discussion above).

NOTE 4 - DISTRIBUTION TO LIMITED PARTNERS

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of $599,050 ($10.00 per limited partnership interest). The distribution was accrued at December 1996 and paid in March 1997.

NOTE 5 - MORTGAGE NOTE PAYABLE IN DEFAULT

The mortgage encumbering Shallowford Corners Shopping Center is currently in default due to the failure to make the balloon payment of $7,750,000 at the April 15, 1997, maturity. The General Partner is in negotiations with the current lender to refinance this indebtedness; however, there can be no assurance that these negotiations will be successful.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1997 and 1996:

                                                Average
                                               Occupancy
Property                                  1997          1996
Perimeter Square                           92%           94%
   Tulsa, Oklahoma
Shallowford Corners                        90%           88%
   Roswell, Georgia
Green Valley Hotel                         79%           77%
   Green Valley, Arizona
Tucson Airport Hotel                       81%           85%
   Tucson, Arizona


For the six months ended June 30, 1997, the Partnership realized net income of $532,511 compared to net income of $421,411 for the corresponding period of 1996. For the three months ended June 30, 1997 and 1996, the Partnership realized net losses of $67,247 and $156,547, respectively. This fluctuation in quarterly net income is due to the seasonal variation in occupancy at the Green Valley and Tucson Airport Hotels during the second quarter of 1997 and 1996. During the three months ended March 31, 1997, the hotels had net operating income of $932,102 compared to $910,115 for the corresponding period in 1996. For the three months ended June 30, 1997, the hotels had net operating income of $316,474 compared to $281,486 for the three months ended June 30, 1996.

The increase in net income for the six months ended June 30, 1997, was due primarily to the increase in hotel revenue resulting from golfing package revenues at the Green Valley Hotel. Partially offsetting the increase in hotel revenues was an increase in variable hotel operating expenses. Also contributing to the increase in net income was an increase in rental and other income. Rental income increased primarily due to new leases being executed at Shallowford Corners at rental rates which exceeded the expired leases on the same space. Other income increased due to an increase in interest income as a result of higher average cash balances.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environments of the investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $3,620,296 versus $1,998,077 at June 30, 1996. The increase in unrestricted cash is primarily due to a long term certificate of deposit investment being reinvested in a short term certificate of deposit, and as a result, is included in unrestricted cash at June 30, 1997. Net cash provided by operating activities at June 30, 1997 and 1996, remained relatively stable. Net cash used in investing activities decreased primarily due to a decrease in property improvement and replacement expenditures. Net cash used in financing activities increased due to a $1,500,000 mortgage payable encumbering Perimeter Square, which requires monthly principal payments, being executed in October 1996.

During 1996, the General Partner negotiated and executed a sale contract for the Shallowford Corners Shopping Center. The main tenant in that center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. The General Partner has had a number of discussions with that tenant regarding expanding and improving the space it occupies as well as adding additional parking space to the center. The tenant is presently studying its alternatives and the buyer has expressed its unwillingness to proceed with the acquisition until the tenant's plan is known. The first mortgage of $7,750,000 on the property, which matured on April 15, 1997, was anticipated to be repaid from the proceeds of the sale. The General Partner has commenced discussions with the holder of the mortgage regarding an extension of the maturity pending the resolution of this situation. There can be no certainty that this situation will be satisfactorily resolved or that a satisfactory agreement will be reached with the lender. If not satisfactorily resolved, the property could be lost in a foreclosure sale.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of the properties amounts to $15,595,362 and Perimeter Square, Tucson Airport Hotel, and Green Valley Hotel require monthly principal and interest payments. All of the properties mortgages require balloon payments on or before November 1, 2001, at which time the properties will either be refinanced or sold. The mortgage encumbering Shallowford Corners Shopping Center is currently in default due to the failure of making the balloon payment of $7,750,000 at the April 15, 1997, maturity. The General Partner is in negotiations with the current lender to extend the maturity date of this indebtedness; however, there can be no assurance that these negotiations will be successful. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of $599,050 ($10 per limited partner unit) were paid to the limited partners during the six months ended June 30, 1997 and 1996.


                            PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Partnership has defaulted upon the $7,750,000 first mortgage on Shallowford Corners as discussed in Part I, Item 2. "Management's Discussion and Analysis or Plan of Operation," which discussion is hereby incorporated into this Item by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K: A Form 8-K dated June 24, 1997, was filed reporting the change in control of the Registrant.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                          By:  DBL Properties Corporation
                               Its General Partner



                          By:  /s/ William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President and Director



                          Date:   August 14, 1997