Form 10QSB
period 1997-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1997-11-13
CIK 761657

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                             CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                            $  3,616,965
     Restricted--tenant security deposits                          18,536
  Accounts receivable, net of $54,801
    allowance for doubtful accounts                               274,517
  Prepaid expenses                                                116,116
  Deferred charges                                                208,667
  Deferred rent receivable                                         74,046
  Escrows and other assets                                        188,215
  Real and personal property:
     Land and improvements                    $  9,102,865
     Buildings and improvements                 24,183,680
                                                33,286,545
     Less accumulated depreciation             (14,983,347)    18,303,198
                                                             $ 22,800,260

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                           $    243,763
  Accrued liabilities:
     Interest                                 $     74,470
     Real estate taxes                             307,284
     Professional fees                              56,106
     Other                                         333,454        771,314
  Demand note payable - related party                              25,000
  Deposits and other liabilities                                   66,097
  Mortgages payable                                            15,528,587
       Total liabilities                                       16,634,761

  Partners' Equity (Deficit)
     General partner's                        $   (117,193)
     Limited partners' (60,095 units issued
       and 59,905 units outstanding)             6,282,692      6,165,499
                                                             $ 22,800,260

                 See Notes to Consolidated Financial Statements



b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                       1997          1996         1997         1996
Revenues:
 Hotel operations                  $1,486,908    $1,395,109   $5,934,188    $5,654,675
 Rental operations                    409,061       398,985    1,293,312     1,230,618
 Other income                          42,267        33,010      126,111       103,546
   Total revenues                   1,938,236     1,827,104    7,353,611     6,988,839

Expenses:
 Hotel operations                   1,423,617     1,376,014    4,622,321     4,443,979
 Rental operations                    122,549       106,580      366,623       359,951
 Depreciation and amortization        311,293       316,696      934,467       949,242
 Mortgage interest                    372,388       364,253    1,115,615     1,088,205
 General and administrative            22,044        26,222       95,729        88,712
   Total expenses                   2,251,891     2,189,765    7,134,755     6,930,089

Net (loss) income                  $ (313,655)   $ (362,661)  $  218,856    $   58,750

Net (loss) income allocated to
  general partner (1%)             $   (3,137)   $   (3,627)  $    2,189    $      588
Net (loss) income allocated to
  limited partners (99%)             (310,518)     (359,034)     216,667        58,162

                                   $ (313,655)   $ (362,661)  $  218,856    $   58,750

Net (loss) income per limited
 unit                              $    (5.18)   $    (5.99)  $     3.62    $      .97

                See Notes to Consolidated Financial Statements

c) DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                          Limited
                                        Partnership   General      Limited
                                           Units      Partner's    Partners'        Total
Original capital contributions           60,095     $   1,000    $30,047,500   $30,048,500

Partners' (deficit) equity at
  December 31, 1996                      59,905     $(119,382)   $ 6,066,025   $ 5,946,643

Net income for the nine months
  ended September 30, 1997                   --         2,189        216,667       218,856

Partners' (deficit) equity at
  September 30, 1997                     59,905     $(117,193)   $ 6,282,692   $ 6,165,499

                      See Notes to Consolidated Financial Statements

d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1997         1996
Cash flows from operating activities:
 Net income                                                     $  218,856    $   58,750
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    934,467       949,242
  Change in accounts:
    Restricted cash                                                  1,446            --
    Accrued interest receivable                                         --       (23,318)
    Accounts receivable                                             16,921      (132,411)
    Prepaid expense                                                (32,329)      101,296
    Deferred charges                                               (46,820)       (9,043)
    Deferred rent receivable                                        10,834           682
    Escrows and other assets                                       (26,444)     (263,664)
    Accounts payable                                              (155,866)      140,501
    Accrued liabilities                                            277,382       186,664
    Deposits and other liabilities                                  (9,700)        1,350

      Net cash provided by operating activities                  1,188,747     1,010,049

Cash flows from investing activities:
 Property improvements and replacements                           (223,046)     (310,269)
 Purchases of certificates of deposit                                   --       (20,614)

      Net cash used in investing activities                       (223,046)     (330,883)

Cash flows from financing activities:
 Payments of mortgages payable                                    (196,434)      (75,490)
 Distributions paid to partners                                   (599,050)     (599,050)

      Net cash used in financing activities                       (795,484)     (674,540)

Net increase in unrestricted cash and cash equivalents             170,217         4,626

Unrestricted cash and cash equivalents at beginning of period    3,446,748     1,829,631

Unrestricted cash and cash equivalents at end of period         $3,616,965    $1,834,257

Supplemental disclosure of cash flow information:
 Cash paid for interest                                         $1,112,903    $1,088,386

                      See Notes to Consolidated Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation ("IFGP) (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller ("Clements"). The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company and its affiliates prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the nine month periods ended September 30, 1997 and 1996:

                                                      For the Nine Months Ended
                                                             September 30,
                                                            1997         1996
   Property management fees (including in operating
     expenses)                                           $285,329      $211,199
   Reimbursement for services of affiliates (included
     in general and administrative expenses)               10,500            --


Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

NOTE 4 - DISTRIBUTION TO LIMITED PARTNERS

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of $599,050 ($10.00 per limited partnership interest). The distribution was accrued at December 1996 and paid in March 1997.

NOTE 5 - SUBSEQUENT EVENT, MORTGAGE PAYABLE

On October 15, 1997, the mortgage encumbering Shallowford Corners Shopping Center, which originally matured April 15, 1997, was extended through a forbearance agreement to June 30, 1998. The forbearance agreement requires interest only payments based on a 10% annum interest rate.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1997 and 1996:

                                                    Average
                                                   Occupancy
Property                                       1997          1996

Perimeter Square                                91%           94%
   Tulsa, Oklahoma
Shallowford Corners                             91%           90%
   Roswell, Georgia
Green Valley Hotel                              67%           67%
   Green Valley, Arizona
Tucson Airport Hotel                            79%           81%
   Tucson, Arizona


For the nine months ended September 30, 1997, the Partnership realized net income of $218,856 compared to net income of $58,750 for the corresponding period of 1996. For the three months ended September 30, 1997 and 1996, the Partnership realized net losses of $313,655 and $362,661, respectively. This fluctuation in net earnings is due primarily to the seasonal variation in occupancy at the Green Valley and Tucson Airport Hotels.

The increase in net income for the nine months ended September 30, 1997, was due primarily to the increase in hotel net operating income. During the nine months ended September 30, 1997, the hotels had net operating income of $1,311,867 compared to $1,210,696 for the corresponding period in 1996 primarily due to an increase in room rates at the Tucson Airport Hotel. Also contributing to the increase in net income was an increase in rental and other income. Rental income increased primarily due to new leases being executed at Shallowford Corners at rental rates which exceeded the expired leases on the same space. Other income increased due to an increase in interest income as a result of higher average cash balances.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $3,616,965 versus $1,834,257 at September 30, 1996. The increase in unrestricted cash is primarily due to a long term certificate of deposit investment being reinvested in a short term certificate of deposit, and as a result, is included in unrestricted cash at September 30, 1997. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above. Net cash used in investing activities decreased primarily due to a decrease in property improvement and replacement expenditures. Net cash used in financing activities increased due to a $1,500,000 mortgage payable encumbering Perimeter Square, which requires monthly principal payments, being executed in October 1996.

The main tenant in the Shallowford Corners Shopping Center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. The General Partner has had a number of discussions with that tenant regarding expanding and improving the space it occupies as well as adding additional parking space to the center. The tenant is presently studying its alternatives. In October 1997, the General Partner executed a new letter of intent for the sale of the property. The sale of the property is anticipated to close during December 1997. The first mortgage of $7,750,000 on the property matured on April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage through June 30, 1998. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. If the property is not sold, the property could be lost through foreclosure when the forbearance agreement expires.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $15,528,587 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold (also see discussion above regarding Shallowford Corners Shopping Center). Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of $599,050 ($10 per limited partner unit) were paid to the limited partners during the nine months ended September 30, 1997 and 1996.



                            PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.


                                     SIGNATURE


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                         By:   DBL Properties Corporation
                               Its General Partner


                         By:   /s/William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President and Director


                         Date: November 13, 1997