Form 10KSB
period 1997-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1998-03-31
CIK 761657

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from__________to_________

                         Commission file number 2-95502

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                 (Name of small business issuer in its charter)

      New York                                            13-3251176
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                              29602
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,468,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated March 21, 1985 (included in Registration Statement, No. 2-95502, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or the "Registrant") was organized in 1984 as a New York limited partnership pursuant to the Partnership Law of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") (see "Change in Control" below). The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired six properties during 1985 and 1986 and has been operating them since that time with the exception of Ashley Crossing Apartments, which was sold on March 8, 1990, in a foreclosure proceeding, and the 123 Office Building (a 77.53% interest), which was sold on March 14, 1994, in a foreclosure proceeding.

Commencing in June 1985, pursuant to the Prospectus, the Partnership offered $40,000,000 in Limited Partnership Interests (the "Interests"). A total of 60,095 Interests were sold to the public at $500 per Interest. The offering closed on December 31, 1985. No Limited Partner has made any additional capital contribution subsequent to that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held. Partner's holding 190 interests abandoned their interests in 1994.

The Partnership's Registration statement was filed pursuant to the Securities Act of 1933 (No. 2-95502). Reference is made to the Prospectus of the Registrant dated March 21, 1985 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's remaining properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. Affiliates of Insignia provide day-to-day management services for the Partnership's investment properties. For a further discussion of property and partnership management, see "Item 12. Certain Relationships and Related Transactions".

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The Partnership's remaining properties are located in major urban areas and, accordingly, compete for rentals not only with similar properties in their immediate areas but with several similar properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts, and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins, and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Changes in Control

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                       Date of
Property                               Purchase Type of Ownership                   Use
Perimeter Square Shopping Center       7/31/85  Fee ownership, subject to    Retail Center
   Tulsa, OK                                    a first mortgage             58,000 sq.ft.

Tucson Airport Hotel                  12/30/85  Partnership has a 90%        Hotel
   Tucson, AZ                                   interest in the Joint        194 Rooms
                                                Venture which has fee
                                                ownership subject to a
                                                first mortgage

Green Valley Hotel                    12/30/85  Partnership has a 90%        Hotel
Green Valley, AZ
   Green Valley, AZ                             interest in the Joint        110 Rooms
                                                Venture which has fee
                                                ownership subject to a
                                                first mortgage

Shallowford Corners Shopping Center   12/30/86  Partnership has a 90%        Retail Center
   Roswell, GA                                  interest in the              116,000 sq.ft.
                                                Joint Venture which
                                                has fee ownership
                                                subject to a first mortgage

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                            Gross
                           Carrying    Accumulated                                Federal
Property                     Value    Depreciation    Rate          Method       Tax Basis
Perimeter Square          $ 4,499      $ 2,277      3-19 yrs          SL         $ 2,047

Tuscon Airport Hotel       11,144        5,738      5-39 yrs          SL           4,742

Green Valley Hotel          5,523        2,983      5-39 yrs          SL           2,416

Shallowford Corners        12,214        4,284      3-30 yrs    150%/200% DBL      6,861

                          $33,380      $15,282                                   $16,066

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                          Principal                                          Principal
                         Balance At    Stated                                 Balance
                        December 31,  Interest     Period     Maturity         Due At
Property                      1997      Rate     Amortized      Date          Maturity
Tucson Airport Hotel    $ 3,643        10.00%      25 yrs   11/01/01         $ 2,753
Green Valley Hotel        2,618        10.25%      25 yrs   12/31/00           2,500
Shallowford Corners       7,750        10.00%       (1)     06/30/98 (1)       7,750
Perimeter Square          1,449         9.25%      15 yrs   10/07/99           1,350
   Total                $15,460

(1) The original maturity date of April 15, 1997, has been extended through a forbearance agreement. The forbearance agreement requires interest only payments.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual              Average Annual
                                 Rental Rates                  Occupancy
                             1997            1996           1997       1996

Perimeter Square       $ 7.42/sq.ft.   $ 7.52/sq.ft.         91%        94%
Shallowford Corners    $ 9.88/sq.ft.   $ 9.45/sq.ft.         91%        89%
Tucson Airport Hotel*       $67.26          $64.70           77%        78%
Green Valley Hotel*         $64.87          $65.76           64%        69%


     *Average rental rates for the hotels are average daily rental rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other hotels and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured.


The following is a schedule of the commercial lease expirations for the years 1998-2007:


                       Number of                                    % of Gross
                       Expirations   Square Feet   Annual Rent      Annual Rent
                                                  (in thousands)
Perimeter Square

1998                        1          7,333          $ 42             10.7%
1999                        1          4,273            64             16.5%
2000                        3         14,639            81             20.9%
2001                        1          5,440            84             21.6%
2002                        0             --            --               --
2003                        1         19,470           105             27.0%
2004-2007                   0             --            --               --

Shallowford Corners

1998                        4          9,084        $   95            8.8%
1999                        6         18,250           178           16.4%
2000                        5          5,808            79            7.3%
2001                        6         15,559           237           21.9%
2002                        3          6,619            83            7.7%
2003-2007                   1         45,528           341           31.6%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                           Square Footage    Annual Rent
Nature of Business             Leased      Per Square Foot     Lease Expiration

Perimeter Square

   Book supplies              7,333             $5.67              July 1998
   Pool and spa sales         9,246              5.17              July 2000
   Business school           19,470              5.40              July 2003

Shallowford

   Grocery store             45,528             $7.50              July 2006

Real estate taxes (in thousands) and rates in 1997 for each property were as follows:


                       1997 Billings    1997 Rate

Perimeter Square         $   28           1.4%
Tucson Airport Hotel        186           2.6%
Green Valley Hotel           64           1.7%
Shallowford Corners          88           1.3%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this Report.


                                   PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, the Partnership included approximately 2,137 limited partners, holding a total of 59,905 Interests. During 1994, the number of Partnership Interests decreased by 190 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for the Interests and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of approximately $599,000 ($10 per limited partnership interest) which was paid in February 1996. A cash distribution of approximately $599,000 was also declared in December 1996 which was paid in March 1997. In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $599,000.

As of December 31, 1997, the remaining unpaid preferred return arrearage totaled approximately $22,557,000. Reference is made to "Item 6. Management's Discussion and Analysis or Plan of Operation" for a description of liquidity and capital resources.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership realized net losses of approximately $160,000 and $62,000 for the years ended December 31, 1997 and 1996, respectively. The increase in net loss is primarily attributable to the increase in interest expense. The increase in interest expense is the result of an overall increase in the amount of debt encumbering the Partnership's properties. Perimeter Square was financed with a $1,500,000 mortgage in the fourth quarter of 1996; however, partially offsetting the Perimeter Square note was a $1,000,000 payment on the Tucson mortgage. As a result of the $1,000,000 payment, the mortgagee canceled its option to call the mortgage before November 1, 2000. In addition, interest expense increased as a result of the forbearance agreement extending the maturity date of the mortgage encumbering Shallowford. The forbearance agreement required an increase in the interest rate from 8.75% to 10%.

Also contributing to the increase in net loss was a decrease in hotel net operating income. During the year ended December 31, 1997, the hotels had net operating income of approximately $1,701,000 compared to approximately $1,769,000 for the year ended December 31, 1996. The decrease in hotel net operating income was primarily due to a 5% decrease in occupancy at Green Valley in 1997. In an effort to increase occupancy, management has been promoting a golfing package in order to attract more guests. Partially offsetting the decrease in occupancy at Green Valley was a increase in average rental rates at the Tucson hotel in 1997.

Partially offsetting the increases in interest expense and the decrease in hotel operating income was an increase in rental operating revenue. The increase in rental operating revenue was the result of increases in rental rates and occupancy at Shallowford in 1997.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $4,109,000 compared to approximately $3,447,000 at December 31, 1996. The net increases in cash and equivalents for the years ended December 31, 1997 and 1996, were approximately $662,000 and $1,617,000, respectively.
The increase in net cash provided by operations is primarily the result of a payable to an affiliate relating to payroll reimbursements from the hotel properties. Net cash used in investing activities increased due the maturity of a long term certificate of deposit investment during the year ended December 31, 1996. These funds were reinvested in short term certificates of deposit at maturity, and as a result, are now included in cash and cash equivalents. Net cash used in financing activities increased as a result of the proceeds from a mortgage note payable encumbering Perimeter Square in the fourth quarter of 1996. Partially offsetting the proceeds received from the mortgage was a $1,000,000 payment on the mortgage encumbering the Tucson Hotel in 1996.

The main tenant in the Shallowford Corners Shopping Center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. Currently, the tenant has no plans of vacating the property. In October 1997, the General Partner executed a new letter of intent for the sale of the property, however, a sales contract was not executed. As a result, the General Partner is continuing to market the property for sale. The first mortgage of $7,750,000 on the property matured on April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage through June 30, 1998. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. If the property is not sold or the mortgage is not refinanced, the property could be lost through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $15,460,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold (see discussion above regarding Shallowford Corners Shopping Center). Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of approximately $599,000 ($10 per limited partner unit) were paid to the limited partners during the twelve months ended December 31, 1997 and 1996. A distribution of approximately $599,000 was also declared and paid in February 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.  Financial Statements


DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

LIST OF FINANCIAL STATEMENTS


Independent Auditor's Report

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years Ended
 December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit) -
 Years Ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years Ended
 December 31, 1997 and 1996

Notes to Consolidated Financial Statements




                         Independent Auditor's Report



To the Partners
Drexel Burnham Lambert
Real Estate Associates III

We have audited the accompanying consolidated balance sheet of Drexel Burnham Lambert Real Estate Associates III (a limited partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drexel Burnham Lambert Real Estate Associates III (a limited partnership) at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       Pannell Kerr Forster PC

March 12, 1998
New York, NY


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                             CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)


Assets
 Cash and cash equivalents                                  $ 4,109
 Receivables and deposits                                       372
 Other assets                                                   355
 Investment properties:
     Land                                        $ 9,103
     Buildings and related personal property      24,277
                                                  33,380
     Less accumulated depreciation               (15,282)    18,098
                                                            $22,934

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                           $   352
 Tenant security deposits payable                                43
 Accrued property taxes                                         122
 Due to affiliate                                               760
 Other liabilities                                              411
 Mortgage notes payable                                      15,460

Partners' Capital (Deficit)
 General partner's                               $  (122)
 Limited partners' (59,905 interests issued
     and outstanding)                              5,908      5,786
                                                            $22,934

          See Accompanying Notes to Consolidated Financial Statements


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                          Years Ended
                                                          December 31,
                                                        1997        1996
Revenues:
  Hotel operations                                  $  7,569     $  7,357
  Rental operations                                    1,729        1,604
  Other income                                           170          147
           Total revenues                              9,468        9,108
Expenses:
  Hotel operations                                     5,868        5,588
  Rental operations                                      386          374
  General and administrative                             131          123
  Mortgage interest                                    1,646        1,475
  Property taxes                                         386          385
  Depreciation                                         1,211        1,225
           Total expenses                              9,628        9,170

Net loss                                            $   (160)    $    (62)

Net loss allocated to general partner (1%)          $     (2)    $     (1)
Net loss allocated to limited partners (99%)            (158)         (61)

                                                    $   (160)    $    (62)

Net loss per limited partnership interest           $  (2.64)    $  (1.02)

Distribution per limited partnership interest       $     --     $  10.00

            See Accompany Notes to Consolidated Financial Statements



                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units      Partner's    Partners'     Total
Original capital contributions     60,095       $      1    $ 30,048    $30,049

Partners' (deficit) capital at
December 31, 1995                  59,905       $   (119)   $  6,726    $ 6,607

Distributions to partners              --             --        (599)      (599)

Net loss for the year
ended December 31, 1996                --             (1)        (61)       (62)

Partners' (deficit) capital at
December 31, 1996                  59,905           (120)      6,066      5,946

Net loss for the year
ended December 31, 1997                --             (2)       (158)      (160)

Partners' (deficit) capital at
December 31, 1997                  59,905       $   (122)   $  5,908    $ 5,786

          See Accompanying Notes to Consolidated Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended
                                                             December 31,
                                                           1997        1996
Cash flows from operating activities:
  Net loss                                              $   (160)   $    (62)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation                                          1,211       1,225
     Amortization of loan costs and lease commissions         91          61
     Bad debt expense                                          4          43
     Change in accounts:
       Receivable and deposits                                67        (162)
       Other assets                                          (17)         40
       Accounts payable                                      (48)        157
       Tenant security deposits payable                       (5)          5
       Accrued property taxes                                (32)         16
       Due to affiliate                                      760          --
       Other liabilities                                      18        (115)

          Net cash provided by operating activities        1,889       1,208

Cash flows from investing activities:
  Property improvements and replacements                    (316)       (443)
  Decrease in certificates of deposit                         --       1,090

          Net cash (used in) provided by investing
            activities                                      (316)        647

Cash flows from financing activities:
  Proceeds from mortgage notes payable                        --       1,500
  Payments on mortgage notes payable                        (265)     (1,114)
  Distributions paid to partners                            (599)       (599)
  Loan costs paid                                            (47)        (25)

          Net cash used in financing activities             (911)       (238)

Net increase in cash and cash equivalents                    662       1,617

Cash and cash equivalents at beginning of year             3,447       1,830

Cash and cash equivalents at end of year                $  4,109    $  3,447

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  1,525    $  1,458

        See Accompanying Notes to Consolidated Financial Statements


              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                  Notes to Consolidated Financial Statements

                             December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Drexel Burnham Lambert Real Estate Associates III ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 21, 1984. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). Effective June 24, 1997, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), purchased all of the issued and outstanding stock of DBL.

Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owns and operates two hotels in Tucson and Green Valley, Arizona, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), which is a shopping center in Tulsa, Oklahoma.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership's commercial properties require security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Property:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is computed by straight-line and accelerated methods over estimated useful lives ranging from 15 to 39 years for buildings and improvements and three to seven years for furnishings. Tenant improvements are depreciated using the straight-line method over the tenant's lease term.

Other assets:

Included in other assets are loan costs and lease commissions. Loan costs are capitalized and are amortized on a straight-line basis as interest expense over the life of the loans. At December 31, 1997, unamortized loan costs of approximately $61,000 are included in other assets. Lease commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1997, unamortized leasing commissions totaling approximately $111,000 were included in other assets.

Leases:

The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms. For all other leases, rents are recognized over the terms of the leases as earned.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs are included in operating expenses.

Income taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company and its affiliates prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                                           1997    1996
   Property management fees (including in operating
     expenses)                                            $368     $359
   Reimbursement for services of affiliates (included
     in general and administrative and operating
      expenses)                                             29        8

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At December 31, 1997, the Partnership owed Insignia approximately $760,000 for payroll expenses paid by Insignia on behalf of the hotel properties.

Included in other liabilities at December 31, 1997, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Accrued interest on the note amounted to approximately $3,000 in both 1997 and 1996. Total accrued interest payable of approximately $15,000 is included in other liabilities at December 31, 1997.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                     Principal     Monthly                            Principal
                     Balance At    Payment                             Balance
                    December 31,  Including   Interest   Maturity      Due At
Property               1997        Interest     Rate       Date       Maturity

Swallowford (1)        $ 7,750      $   65     10.00%    06/30/98    $ 7,750
Perimeter Square         1,449          15     9.25%     10/07/99      1,350
Tucson (2)               3,643          47     10.00%    11/01/01      2,753
Green Valley             2,618          25     10.25%    12/31/00      2,500
                       $15,460      $  152


(1)The original maturity date was April 15, 1997, but has been extended through a forbearance agreement. The forbearance agreement requires interest only payments. The General Partner is currently marketing the property for sale. If the property is not sold or the mortgage is not refinanced, the property could be lost through foreclosure. The mortgagee will receive a 35% interest in the net proceeds, as defined, from the ultimate sale of the property.

(2)The Tuscon mortgage includes an agreement to pay the mortgage note holder twenty-five percent of any net appreciation in value of the Tucson property over $5,037,560. The appreciation in value will be determined by (a) net proceeds from an arms length sale, or (b) in the absence of a sale and the indebtedness is paid in full for any reason, the average of two appraisals of the property at prepayment of the loan maturity.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

  1998                $  8,045
  1999                   1,662
  2000                   2,795
  2001                   2,958
          Total       $ 15,460

NOTE D - PARTNERS' CAPITAL


Pursuant to a public offering, 60,095 Limited Partnership Interests ("Interests") were sold at $500 per Interest. During 1994, partners holding 190 units abandoned their Interests. Accordingly, the calculation of net loss per limited partner interest in 1997 and 1996 is based on 59,905 Interests outstanding.

For income tax purposes, the limited partners share 99% and the General Partner shares 1% (subordinated as defined in the Partnership Agreement) in all profits or losses from operations until the limited partners have received an 8% cumulative preferred return on their invested capital. Thereafter, the limited partners share 90% and the General Partner shares 10% in the profits or losses from operations.

Cash distributions from sales or refinancings, if any, shall be made to the partners to the extent available and, as more fully described in the Partnership Agreement, as follows: first, to the limited partners, until the limited partners have received an amount equal to their unrecovered invested capital; second, 99% to the limited partners equal to any unpaid preferred return arrearage; and third, any remaining excess, 85% to the limited partners and 15% to the General Partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Partnership Agreement, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions were made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1997, the unpaid preferred return arrearage totaled approximately $22,557,000.

NOTE E - COMMITMENTS AND PREFERRED RETURNS

Operating leases

The Partnership leases office and retail space to tenants at the Perimeter and Shallowford properties under lease agreements which expire on various dates through 2006. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1997 (in thousands):

1998                     $1,384
1999                      1,193
2000                      1,014
2001                        827
2002                        524
Thereafter                1,245
          Total          $6,187

A major tenant in Shallowford leases approximately 39% of available space under a lease expiring in 2006. Rental income recognized under this lease amounted to approximately $341,000 for each of the years ended December 31, 1997 and 1996.

Three tenants of Perimeter individually accounted for 27%, 12% and 11% of the property's gross rental revenue for the year ended December 31, 1997. Leases for these three tenants expire in July 2003, July 2000, and July 1998, respectively.

Preferred returns

The DBLAV joint venture agreement provides, among other things, that the cash flow from operations of both properties will be used first to pay the Partnership a preferred return on its cash investments.

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION (IN THOUSANDS)



                                             Initial Cost
                                              To Partnership

                                                                     Net Costs
                                                      Buildings     Capitalized
                                                     and Related     (Removed)
                                                      Personal     Subsequent to
Description               Encumbrances     Land       Property     Acquisition

Perimeter Square           $   1,449    $  1,087     $   3,262       $   150
Tucson Airport Hotel           3,643       1,268         6,492         3,384
Green Valley Hotel             2,618         703         3,541         1,279
Shallowford Corners            7,750       5,882         6,442          (110)
  Total                    $  15,460     $ 8,940     $  19,737       $ 4,703



                             Gross Amount at Which Carried
                                  At December 31, 1997

                                 Buildings             Accumu-    Year      Date     Deprec-
                                And Related             lated      of        of       iable
                                  Personal             Deprec-  Construc-   Acqui-    Life-
     Description         Land     Property    Total    iation     tion     sition     Years
Perimeter Square       $ 1,089    $  3,410  $  4,499   $   2,277 1982/83  7/31/85     3-19
Tucson Airport Hotel     1,849       9,295    11,144       5,738  1986    12/30/85    5-39
Green Valley Hotel         703       4,820     5,523       2,983  1986    12/30/85    5-39
Shallowford Corners      5,462       6,752    12,214       4,284  1985    12/30/86    3-30

  Total                $ 9,103    $ 24,277  $ 33,380   $  15,282


Reconciliation of Investment Property and Accumulated Depreciation:


                                             Years Ended December 31,
                                                 1997           1996
Investment Properties
Balance at beginning of year                $  33,064       $  32,654
     Property improvements                        316             443
     Disposal of property                          --             (33)
Balance at end of year                      $  33,380       $  33,064

Accumulated Depreciation
Balance at beginning of year                $  14,071       $  12,879
     Additions charged to expense               1,211           1,225
     Disposal of property                          --             (33)
Balance at end of year                      $  15,282       $  14,071


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $32,323,000 and $32,009,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $15,860,000 and $14,644,000.

NOTE G - INCOME TAXES

The following is a reconciliation of the Partnership's net income (loss) for financial and Federal tax reporting purposes (in thousands):


                                                         Year Ended
                                                         December 31,
                                                     1997           1996

Net loss as reported                               $ (160)       $  (62)
Excess of book over tax depreciation
  and amortization                                     76           101
Provision for doubtful accounts                        --            43
Nondeductible employee meals                           --            40
Other                                                  53            13
  Federal taxable net (loss) income                $  (31)       $  135

Federal taxable loss per limited partnership       $(0.51)       $ 2.23


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                1997

Net assets as reported                      $  5,786
  Investment property at cost, net            (1,635)
  Other assets and liabilities                   (77)
  Investment in partnershps                  (10,816)
Net liabilities - tax basis                 $ (6,742)


NOTE H - DISTRIBUTIONS

In December 1995, the General Partner approved a cash distribution to the limited partners in the amount of approximately $599,000 ($10.00 per limited partner interest) which was paid in February 1996.

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of approximately $599,000 ($10.00 per limited partnership interest). The distribution was accrued at December 1996 and paid in March 1997.

In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $599,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Pannell Kerr Forster PC regarding the 1997 and 1996 audits of the Partnership's financial statements.



                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner had general responsibility and authority in all matters affecting the business of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL. Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers to be elected.

The names of the directors and executive officers of DBL as of January 29, 1998, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

      Name                                     Age       Position

      William H. Jarrard, Jr.                   51       President and Director

      Ronald Uretta                             41       Vice President and
                                                           Treasurer

      Martha L. Long                            38       Controller

      Daniel M. LeBey                           32       Vice President and
                                                           Secretary

      Kelley M. Buechler                        40       Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since June 24, 1997. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), an affiliate of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since June 24, 1997, and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since June 24, 1997, and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996, he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 24, 1997, and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the General Partner, as a group, do not own any of the Partnership's units.

As of January 1, 1998, there is no person known to the Partnership who owns beneficially or of record more than five percent of the limited partnership units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

The following transactions with The Wynnewood Company and its affiliates prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the years ended December 31, 1997 and 1996 (in thousands):

                                                 1997      1996

  Property management fees                       $368      $359
  Reimbursement for services of affiliates         29         8

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At December 31, 1997, the Partnership owed Insignia approximately $760,000 for payroll expenses paid by Insignia on behalf of the hotel properties.

Included in other liabilities at December 31, 1997, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Accrued interest on the note amounted to approximately $3,000 in both 1997 and 1996. Total accrued interest payable of approximately $15,000 is included in other liabilities at December 31, 1997.

In accordance with the partnership agreement, the General Partner was allocated its one percent continuing interest in the Partnership's net loss.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

  (a)    See Exhibit Index contained herein.

  (b)    Reports on Form 8-K filed during the fourth quarter of 1997:  None.



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

                       Date: March 31, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature/Name                       Title          Date


/s/William H. Jarrard, Jr.          President and       March 31, 1998
William H. Jarrard, Jr.             Director


/s/Ronald Uretta                    Vice President      March 31, 1998
Ronald Uretta                       and Treasurer

                                 EXHIBIT INDEX


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

       99.14 Report on Form 8-K filed July 9, 1997, regarding the change in control of the Partnership.