Form 10QSB
period 1998-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1998-05-15
CIK 761657

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
 Cash and cash equivalents                                        $ 3,716
 Receivables and deposits                                             605
 Other assets                                                         318
 Investment properties:
     Land                                              $ 9,103
     Buildings and related personal property            24,305
                                                        33,408
     Less accumulated depreciation                     (15,581)    17,827

                                                                  $22,466


Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                 $   362
 Tenant security deposit liabilities                                   41
 Accrued property taxes                                               217
 Due to affiliate                                                     336
 Other liabilities                                                    482
 Mortgage notes payable                                            15,389

Partners' Capital (Deficit)
 General partner's                                     $  (117)
 Limited partners' (59,905 interests issued
     and outstanding)                                    5,756      5,639

                                                                  $22,466

          See Accompanying Notes to Consolidated Financial Statements


b)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                            March 31,
                                                       1998         1997
Revenues:
  Hotel operations                                  $  2,414     $  2,605
  Rental operations                                      417          458
  Other income                                            40           45
     Total revenues                                    2,871        3,108

Expenses:
  Hotel operations                                     1,559        1,673
  Rental operations                                       94           93
  General and administrative                              20           30
  Mortgage interest                                      417          377
  Property taxes                                          30           31
  Depreciation                                           299          304
     Total expenses                                    2,419        2,508

Net income                                          $    452     $    600

Net income allocated to general partner (1%)        $      5     $      6
Net income allocated to limited partners (99%)           447          594

                                                    $    452     $    600

Net income per limited partnership interest         $   7.46     $   9.91

Distribution per limited partnership interest       $  10.00     $     --


          See Accompanying Notes to Consolidated Financial Statements

c)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                          Limited
                                        Partnership    General      Limited
                                         Interest      Partner      Partners      Total
Original capital contributions           60,095     $       1    $    30,048   $    30,049

Partners' (deficit) capital at
  December 31, 1997                      59,905     $    (122)   $     5,908   $     5,786

Distribution to limited partners             --            --           (599)         (599)

Net income for the three months
  ended March 31, 1998                       --             5            447           452

Partners' (deficit) capital at
  March 31, 1998                         59,905     $    (117)   $     5,756   $     5,639

               See Accompanying Notes to Consolidated Financial Statements

d)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
Cash flows from operating activities:
   Net income                                                    $    452    $    600
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                     299         304
Amortization of loan costs and lease commissions                       22           8
     Change in accounts:
        Receivables and deposits                                     (233)       (313)
        Other assets                                                   15         (30)
        Accounts payable                                               10          52
        Tenant security deposit liabilities                            (2)         (2)
        Accrued property taxes                                         95          62
        Due to affiliate                                             (424)         --
        Other liabilities                                              71          (7)

          Net cash provided by operating activities                   305         674

Cash flows used in investing activities:
   Property improvements and replacements                             (28)        (65)

Cash flows from financing activities:
   Payments on mortgage notes payable                                 (71)        (64)
   Distribution paid to limited partners                             (599)       (599)

          Net cash used in financing activities                      (670)       (663)

Net decrease in cash and cash equivalents                            (393)        (54)

Cash and cash equivalents at beginning of period                    4,109       3,447

Cash and cash equivalents at end of period                       $  3,716    $  3,393

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    375    $    372

               See Accompanying Notes to Consolidated Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE B - BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV"), which owns and operates two hotels in Tucson and Green Valley, Arizona, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), which is a shopping center in Tulsa, Oklahoma.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation ("IFGP") (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company and its affiliates during the three month period ended March 31, 1997, and with affiliates of Insignia during the three month period ended March 31, 1998, were incurred (in thousands):

                                                             1998         1997

   Property management fees (including in operating
     expenses)                                               $127          $117
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                   20             3

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At March 31, 1998, the Partnership owed Insignia approximately $336,000 for payroll expenses paid by Insignia on behalf of the hotel properties.

Included in other liabilities at March 31, 1998, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $1,000 for both the three month periods ended March 31, 1998 and 1997. Total accrued interest payable of approximately $16,000 is included in other liabilities at March 31, 1998.

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

NOTE D - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners of approximately $599,000 ($10.00 per limited partnership unit).

In December 1996, the Partnership declared a cash distribution to the limited partners of approximately $599,000 ($10.00 per limited partnership unit). The distribution was accrued at December 1996 and paid in March 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1998 and 1997:

                                                    Average
                                                   Occupancy
Property                                       1998          1997

Perimeter Square                                91%           92%
   Tulsa, Oklahoma
Shallowford Corners                             90%           90%
   Roswell, Georgia
Green Valley Hotel                              81%           92%
   Green Valley, Arizona
Tucson Airport Hotel                            83%           92%
   Tucson, Arizona


Management attributes the decline in occupancy at Tuscon Airport Hotel to the addition of three new competing hotels in the vicinity of the property. Additionally, two more competing hotels are expected to open for business during 1998. Management attributes the decline in occupancy at Green Valley Hotel to the absence of a movie production for which the hotel was the primary facility for the production employees in 1997.

The Partnership realized net income of approximately $452,000 and $600,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net income is attributable to decreased hotel and rental income partially offset by a decrease in total expenses. The decrease in hotel income is primarily due to the declines in occupancy noted above. Offsetting the decline in occupancy was an increase in room rates at the Tucson Airport Hotel. The decrease in rental income is the result of a decrease in tenant reimbursements at Shallowford Corners. Total expenses decreased slightly due primarily to a decrease in hotel operations expense which coincides with the decrease in occupancies discussed above. Partially offsetting the decrease in hotel operations expense was an increase in interest expense as a result of the Partnership successfully negotiating a forbearance agreement with the holder of the mortgage encumbering Shallowford Corners (see discussion below). The agreement required increasing the interest rate from 8.75% to 10%.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $3,716,000 versus approximately $3,393,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month periods ended March 31, 1998 and 1997 was approximately $393,000 and $54,000, respectively. Net cash provided by operating activities decreased primarily due to the decrease in net income, as discussed above, as well as the payments made to affiliates. Net cash used in investing activities decreased due to a decrease in property improvement and replacement expenditures. Net cash used in financing activities remained relatively consistent.

The main tenant in the Shallowford Corners Shopping Center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. The General Partner has had a number of discussions with that tenant regarding expanding and improving the space it occupies as well as adding additional parking space to the center. The tenant is presently studying its alternatives. In October 1997, the General Partner executed a new letter of intent for the sale of the property, however, a sales contract was not executed. As a result, the General Partner is continuing to market the property for sale. The first mortgage of $7,750,000 on the property matured on April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage through June 30, 1998. Subsequent to March 31, 1998, an extension to the forbearance agreement has been executed through December 31, 1998. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. If the property is not sold or the mortgage is not refinanced, the property could be lost through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $15,343,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold (see discussion above regarding Shallowford Corners Shopping Center). Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of approximately $599,000 ($10 per limited partner unit) were paid to the limited partners during the three months ended March 31, 1998 and 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.


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


                         Date:       May 15, 1998