Form 10QSB
period 1998-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1998-08-13
CIK 761657

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


                  For the quarterly period ended June 30, 1998


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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
 Cash and cash equivalents                                        $ 3,490
 Receivables and deposits                                             410
 Other assets                                                         310
 Investment properties:
     Land                                              $ 9,103
     Buildings and related personal property            24,336
                                                        33,439
     Less accumulated depreciation                     (15,879)    17,560

                                                                  $21,770

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                 $   279
 Tenant security deposit liabilities                                   47
 Accrued property taxes                                               184
 Due to affiliate                                                     215
 Other liabilities                                                    402
 Mortgage notes payable                                            15,317

Partners' Capital (Deficit)
 General partner's                                     $  (121)
 Limited partners' (59,905 interests issued
     and outstanding)                                    5,447      5,326

                                                                  $21,770

          See Accompanying Notes to Consolidated Financial Statements


b)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                    1998       1997       1998       1997
Revenues:
  Hotel operations               $ 1,600      $ 1,842    $ 4,014    $ 4,447
  Rental operations                  435          426        852        884
  Other income                        33           39         73         84
     Total revenues                2,068        2,307      4,939      5,415

Expenses:
  Hotel operations                 1,413        1,459      2,901      3,065
  Rental operations                  121           93        215        186
  General and administrative          57           44         77         74
  Interest                           394          375        811        752
  Property taxes                      98           99        199        197
  Depreciation                       298          304        597        608
     Total expenses                2,381        2,374      4,800      4,882

Net (loss) income                $  (313)     $   (67)   $   139    $   533

Net (loss) income allocated to
  general partner (1%)           $    (3)     $    (1)   $     1    $     5

Net (loss) income allocated to
  limited partners (99%)            (310)         (66)       138        528
                                 $  (313)     $   (67)   $   139    $   533

Net (loss) income per limited
  partnership unit               $ (5.17)     $ (1.10)   $  2.30    $  8.81

Distribution per limited
  partnership unit               $    --      $    --    $ 10.00    $    --

          See Accompanying Notes to Consolidated Financial Statements

c)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General      Limited
                                         Interest     Partner      Partners       Total
Original capital contributions           60,095     $       1      $  30,048    $  30,049

Partners' (deficit) capital at
  December 31, 1997                      59,905     $    (122)     $   5,908    $   5,786

Distribution to limited partners             --            --           (599)        (599)

Net income for the six months
  ended June 30, 1998                        --             1            138          139

Partners' (deficit) capital at
  June 30, 1998                          59,905     $    (121)     $   5,447    $   5,326

               See Accompanying Notes to Consolidated Financial Statements


d)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                        1998        1997
Cash flows from operating activities:
   Net income                                         $   139     $   533
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                         597         608
     Amortization of loan costs and lease commissions      45          15
     Change in accounts:
        Receivables and deposits                          (38)        (69)
        Other assets                                       --         (29)
        Accounts payable                                  (73)        (81)
        Tenant security deposit liabilities                 4          (4)
        Accrued property taxes                             62         127
        Due to affiliate                                 (545)         --
        Other liabilities                                  (9)        (52)

          Net cash provided by operating activities       182       1,048

Cash flows used in investing activities:
   Property improvements and replacements                 (59)       (146)

Cash flows from financing activities:
   Payments on mortgage notes payable                    (143)       (130)
   Distribution paid to limited partners                 (599)       (599)
          Net cash used in financing activities          (742)       (729)

Net (decrease) increase in cash and cash
   equivalents                                           (619)        173

Cash and cash equivalents at beginning of period        4,109       3,447

Cash and cash equivalents at end of period            $ 3,490     $ 3,620

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   789     $   743

               See Accompanying Notes to Consolidated Financial Statements

e)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following transactions with The Wynnewood Company and its affiliates during the six month period ended June 30, 1997, and with affiliates of Insignia during the six month period ended June 30, 1998, were incurred (in thousands):

                                                             1998    1997

   Property management fees (included in operating
     expenses)                                               $234     $227
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                   45       --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At June 30, 1998, the Partnership owed Insignia approximately $215,000 for payroll expenses paid by Insignia on behalf of the hotel properties.

Included in other liabilities at June 30, 1998, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $1,000 for both the six month periods ended June 30, 1998 and 1997. Total accrued interest payable of approximately $16,000 is included in other liabilities at June 30, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:

                                                   Average
                                                  Occupancy
Property                                      1998          1997

Perimeter Square                               91%           92%
   Tulsa, Oklahoma
Shallowford Corners                            91%           90%
   Roswell, Georgia
Green Valley Hotel                             71%           79%
   Green Valley, Arizona
Tucson Airport Hotel                           77%           81%
   Tucson, Arizona


The General Partner attributes the decline in occupancy at Tuscon Airport Hotel to the addition of three new competing hotels in the vicinity of the property. Additionally, two more competing hotels are expected to open for business during 1998. The General Partner attributes the decline in occupancy at Green Valley Hotel to the absence of a movie production for which the hotel was the primary facility for the production employees in 1997.

The Partnership realized net income of approximately $139,000 and $533,000 for the six month periods ended June 30, 1998 and 1997, respectively. For the three month periods ended June 30, 1998 and 1997, the Partnership realized a net loss of approximately $313,000 and $67,000, respectively. The decrease in net income for the six month period and increase in net loss for the three month period are attributable to decreased hotel income and increased interest expense. The decrease in hotel income is primarily due to the declines in occupancy discussed above. The increase in interest expense is the result of the Partnership successfully negotiating a forbearance agreement with the holder of the mortgage encumbering Shallowford Corners. The agreement required increasing the interest rate from 8.75% to 10%. Partially offsetting the decrease in hotel operations income is a decrease in hotel operations expense that coincides with the decreases in occupancy discussed above. The increase in net loss for the three month period ended June 30, 1998, is also due to the increase in rental operations expense. The increase was primarily due to roof and exterior repairs at Shallowford Corners.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $3,490,000 versus approximately $3,620,000 at June 30, 1997. The decrease in cash and cash equivalents for the six month period ended June 30, 1998, was approximately $619,000. The increase in cash and cash equivalents for the six month period ended June 30, 1997, was approximately $173,000. Net cash provided by operating activities decreased primarily due to the decrease in hotel operations, as discussed above, as well as the payments made to affiliates. Net cash used in investing activities decreased due to a decrease in property improvement and replacement expenditures. Net cash used in financing activities remained relatively consistent.

The main tenant in the Shallowford Corners Shopping Center, occupying 45,528 sq. ft., approximately 39% of the leaseable space, was approached by a competing center to vacate its space and occupy space in the competing center. The General Partner has had a number of discussions with that tenant regarding expanding and improving the space it occupies as well as adding additional parking space to the center. The tenant is presently studying its alternatives. The first mortgage of $7,750,000 on the property matured on April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage through December 30, 1998. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. If the mortgage is not refinanced, the property could be lost through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $15,317,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold (see discussion above regarding Shallowford Corners Shopping Center). Future cash distributions will depend on the levels of cash generated from operations, property sales or refinancings, and the availability of cash reserves. Distributions of approximately $599,000 ($10 per limited partner unit) were paid to the limited partners during the six months ended June 30, 1998 and 1997.

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

      b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.


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



                         Date: August 13, 1998