Form 10QSB
period 1998-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1998-11-16
CIK 761657

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
 Cash and cash equivalents                             $ 3,655
 Receivables and deposits                                  565
 Other assets                                              312
 Investment properties:
     Land                                     $ 9,103
     Buildings and related personal property   24,531
                                               33,634
     Less accumulated depreciation            (16,178)  17,456

                                                       $21,988

Liabilities and Partners' Capital (Deficit)

Liabilities:
 Accounts payable                                      $   302
 Tenant security deposit liabilities                        47
 Accrued property taxes                                    280
 Due to affiliate                                          822
 Other liabilities                                         571
 Mortgage notes payable                                 15,242

Partners' Capital (Deficit):
 General partner's                            $  (127)
 Limited partners' (59,905 units issued
     and outstanding)                           4,851    4,724

                                                       $21,988
          See Accompanying Notes to Consolidated Financial Statements


b)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months           Nine Months
                                 Ended September 30,   Ended September 30,
                                   1998       1997       1998       1997
Revenues:
  Hotel operations              $ 1,328      $ 1,487    $ 5,342    $ 5,934
  Rental operations                 445          410      1,297      1,294
  Other income                       39           42        112        126
     Total revenues               1,812        1,939      6,751      7,354

Expenses:
  Hotel operations                1,445        1,358      4,346      4,423
  Rental operations                 108           95        323        281
  General and administrative         69           22        146         96
  Interest                          393          378      1,204      1,130
  Property taxes                    100           96        299        293
  Depreciation                      299          304        896        912
     Total expenses               2,414        2,253      7,214      7,135

Net (loss) income               $  (602)     $  (314)   $  (463)   $   219

Net (loss) income allocated to
  general partner (1%)          $    (6)     $    (3)   $    (5)   $     2

Net (loss) income allocated to
  limited partners (99%)           (596)        (311)      (458)       217
                                $  (602)     $  (314)   $  (463)   $   219

Net (loss) income per limited
  partnership unit              $ (9.95)     $ (5.19)   $ (7.65)   $  3.62

Distribution per limited
  partnership unit              $    --      $    --    $ 10.00    $    --

          See Accompanying Notes to Consolidated Financial Statements


c)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership   General     Limited
                                     Units      Partner    Partners       Total
Original capital contributions      60,095     $       1    $  30,048   $  30,049

Partners' (deficit) capital at
  December 31, 1997                 59,905     $    (122)   $   5,908   $   5,786

Distribution to limited partners        --            --        (599)       (599)

Net loss for the nine months
  ended September 30, 1998              --            (5)       (458)       (463)

Partners' (deficit) capital at
  September 30, 1998                59,905     $    (127)   $   4,851   $   4,724

          See Accompanying Notes to Consolidated Financial Statements

d)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                                1998      1997
Cash flows from operating activities:
   Net (loss) income                                           $  (463)  $   219
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation                                                  896       912
     Amortization of loan costs and lease
     commissions                                                    66        22
     Changes in accounts:
        Receivables and deposits                                  (193)      (37)
        Other assets                                                 2       (39)
        Accounts payable                                           (50)     (156)
        Tenant security deposit liabilities                          4        (5)
        Accrued property taxes                                     158       153
        Due to affiliate                                            62        --
        Other liabilities                                          160       119

          Net cash provided by operating activities                642     1,188

Cash flows used in investing activities:
   Property improvements and replacements                         (254)     (223)

Cash flows from financing activities:
   Payments on mortgage notes payable                             (218)     (196)
   Loan costs paid                                                 (25)       --
   Distribution paid to limited partners                          (599)     (599)

          Net cash used in financing activities                   (842)     (795)

Net (decrease) increase in cash and cash equivalents              (454)     170

Cash and cash equivalents at beginning of period                 4,109     3,447

Cash and cash equivalents at end of period                     $ 3,655   $ 3,617

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 1,172   $ 1,113

     See Accompanying Notes to Consolidated Financial Statements

             e)   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On June 24, 1997, IFGP Corporation acquired all of the issued and outstanding stock of DBL. Upon the closing, the officers and directors of DBL resigned and IFGP Corporation caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company (the former owner of DBL) and its affiliates prior to June 24, 1997, and with affiliates of IFGP Corporation subsequent to June 24, 1997, during the nine month period ended September 30, 1997, and with affiliates of IFGP Corporation during the nine month period ended September 30, 1998, were incurred:

                                                          1998      1997
                                                          (in thousands)
   Property management fees (included in
     operating expenses)                                 $321       $285
   Reimbursement for services of affiliates (included
     in general and administrative expenses)               70         11

Prior to June 24, 1997, affiliates of the General Partner provided property management services for the commercial properties and partnership administrative services for the Partnership. At September 30, 1998, the Partnership owed an affiliate of the General Partner approximately $822,000 for payroll expenses paid by an affiliate of the General Partner on behalf of the hotel properties. Subsequent to September 30, 1998, approximately $237,000 of such amount has been paid.

Included in other liabilities at September 30, 1998, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $2,000 for both the nine month periods ended September 30, 1998 and 1997, respectively. Total accrued interest payable of approximately $17,000 is included in other liabilities at September 30, 1998.

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

NOTE E - SUBSEQUENT EVENT; TRANSFER OF CONTROL

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:

                                          Average
                                         Occupancy
Property                              1998       1997
Perimeter Square                       91%        91%
   Tulsa, Oklahoma
Shallowford Corners                    92%        91%
   Roswell, Georgia
Green Valley Hotel                     61%        67%
   Green Valley, Arizona
Tucson Airport Hotel                   74%        79%
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

The Partnership realized net losses of approximately $602,000 and $463,000 for the three and nine month periods ended September 30, 1998, respectively. For the three month period ended September 30, 1997, the Partnership realized a net loss of approximately $314,000. For the nine month period ended September 30, 1997, the Partnership realized net income of approximately $219,000. The increase in net loss for the three and nine month periods are attributable to decreased hotel income and increased interest and general and administrative expenses.
The decrease in hotel income is primarily due to the declines in occupancy discussed above. Partially offsetting the decrease in hotel operations income is a decrease in hotel operations expense that coincides with the decrease in occupancies discussed above. The increase in interest expense is the result of the Partnership successfully negotiating a forbearance agreement with the holder of the mortgage encumbering Shallowford Corners. The agreement required increasing the interest rate from 8.75% to 10% (see below for discussion on Shallowford Corners). The increase in general and administrative expense is primarily due to an increase in legal fees.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental or hospitality market environment of each of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental or room rate reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $3,655,000 versus approximately $3,617,000 at September 30, 1997. The decrease in cash and cash equivalents for the nine month period ended September 30, 1998, was approximately $454,000. The increase in cash and cash equivalents for the nine month period ended September 30, 1997, was approximately $170,000. Net cash provided by operating activities decreased primarily due to the decrease in hotel operations, as discussed above, as well as a decrease in receivables and deposits. The decrease results from the timing of collections on the receivables. Net cash used in investing activities increased due to increased property improvement and replacement expenditures. Net cash used in financing activities increased due to increased mortgage payments.

The first mortgage of $7,750,000 on the property matured on April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage through December 30, 1998. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. The General Partner is currently negotiating options with the lender regarding the forbearance agreement. If an agreement with the lender cannot be reached, the property could be lost through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $15,242,000 is being amortized over varying periods with balloon payments due over periods ranging from December 1998 (see discussion above regarding Shallowford Corners Shopping Center) to November 2001. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Distributions of approximately $599,000 ($10 per limited partner unit) were paid to the limited partners during the nine months ended September 30, 1998 and 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales or refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

      b) Reports on Form 8-K: A Form 8-K was filed on September 30, 1998, regarding changes in Registrant's certifying accountants
               (Item 4).


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



                         DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                         By:  DBL Properties Corporation
                              Its General Partner



                         By:  /s/Patrick Foye
                              Patrick Foye
                              Executive Vice President


                         By:  /s/Timothy R. Garrick
                              Timothy R. Garrick
                              Vice President - Accounting
                              (Duly Authorized Officer)


                         Date:  November 16, 1998