Form 10KSB
period 1998-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1999-03-31
CIK 761657

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from_______to_______

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

    55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $8,768,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") was organized in 1984 as a New York limited partnership pursuant to the Limited Partnership Law of the state of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Change in Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2004, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing properties for investment. The Partnership acquired interests in six properties during 1985 and 1986 and it continues to own and operate four of those, Perimeter Square Shopping Center, its 90% general partnership interest in Shallowford Corners Shopping Center, and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owns and operates a hotel in both Tucson and Green Valley, Arizona.

Commencing in June 1985 pursuant to a registration statement filed with the Securities and Exchange Commission, the Partnership offered $40,000,000 in limited partnership Units (the "Units"). A total of 60,095 Units were sold to the public at $500 per Unit. The offering closed on December 31, 1995. No limited partner has made any additional capital contribution after that date. The limited partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Units held.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".
The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services are provided by an affiliate of the General Partner. Effective October 1, 1998, management of the commercial property is provided by an unrelated third party.

The real estate business in which the Partnership is engaged is highly competitive. There are other hotel and commercial properties within the market areas of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the market for hotel rooms and commercial space at the Partnership's properties and the rates and rents that may be charged for such properties. The General Partner and its affiliates are not a significant factor in the United States in the hotel and
commercial industry.   In addition, various limited partnerships have been
formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial and hotel properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

On June 24, 1997, Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

On October 1, 1998, Insignia, the sole shareholder of IFGP Corporation, merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The following table sets forth the Partnership's investments in properties:

                               Date of
Property                      Purchase  Type of Ownership               Use

Perimeter Square Shopping      7/31/85  Fee ownership, subject to  Retail Center
 Center
Tulsa, OK                               a first mortgage           58,000 sq.ft.

Tucson Airport Hotel          12/30/85  Partnership has a 90%      Hotel
Tucson, AZ                              interest in the joint      194 Rooms
                                        venture which has fee
                                        ownership subject to a
                                        first mortgage

Green Valley Hotel            12/30/85  Partnership has a 90%      Hotel
Green Valley, AZ                        interest in the joint      110 Rooms
                                        venture which has fee
                                        ownership subject to a
                                        first mortgage

Shallowford Corners Shopping  12/30/86  Partnership has a 90%      Retail Center
 Center
Roswell, GA                             interest in the joint      116,000
                                        venture which has fee       sq.ft.
                                        ownership subject to a
                                        first mortgage

SCHEDULE OF PROPERTIES:
Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciated, depreciable life, method of depreciation and Federal tax basis.


                        Gross

                       Carrying Accumulated                           Federal

Property                Value   Depreciation   Rate      Method      Tax Basis

                           (in thousands)                       (in thousands)


Perimeter Square        $ 4,499   $ 2,446    3-19 yrs      SL         $ 1,916


Tucson Airport Hotel     11,370     6,265    5-39 yrs      SL           4,424


Green Valley Hotel        5,633     3,204    5-39 yrs      SL           2,273


Shallowford Corners      12,216     4,561    3-30 yrs 150%/200% DBL     6,616


                        $33,718   $16,476                             $15,229


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                      Principal                                     Principal

                      Balance At   Stated                            Balance

                     December 31, Interest  Period     Maturity      Due At

Property                 1998       Rate   Amortized     Date     Maturity (2)

                     (in thousands)                              (in thousands)

Tucson Airport Hotel  $ 3,437      10.00%   25 yrs   11/01/01      $ 2,753

Green Valley Hotel      2,582      10.25%   25 yrs   12/31/00        2,500

Shallowford Corners     7,750      10.00%     (1)    04/15/97 (1)    7,750

Perimeter Square        1,397       9.25%   15 yrs   10/07/99        1,350

Total                 $15,166


(1) The original maturity date of April 15, 1997, has been extended through a forbearance agreement with a maturity of June 30, 1999. The forbearance agreement requires interest only payments.

(2) See "Item 7. Financial Statements _ Note D" with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                             Average Annual           Average Annual

                              Rental Rates               Occupancy

                           1998          1997          1998        1997


Perimeter Square       $ 7.35/sq.ft.$ 7.42/sq.ft.       91%        91%

Shallowford Corners    $10.05/sq.ft.$ 9.88/sq.ft.       92%        91%

Tucson Airport Hotel*     $67.56        $67.26          71%        77%

Green Valley Hotel*       $70.08        $64.87          63%        64%


*Average rental rates for the hotels are average daily rental rates.

The General Partner attributes the decline in occupancy at Tucson Airport Hotel to the addition of five new competing hotels in the vicinity of the property. The General Partner attributes the decline in occupancy at Green Valley Hotel to the absence of a movie production for which the hotel was the primary facility for the production employees in 1997.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The General Partner believes that all of the properties are adequately insured. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial lease expirations for the years 1999-2008:


                       Number of                                    % of Gross

                      Expirations    Square Feet    Annual Rent     Annual Rent

                                                   (in thousands)

Perimeter Square


1999                       1           4,273            64             16.5%

2000                       3          14,639            81             20.9%

2001                       1           5,440            84             21.6%

2002                       --             --            --              --

2003                       1          19,470           105             27.0%

2004-2008                  --             --            --              --


Shallowford Corners


1999                       6          18,250           189           16.3%

2000                       4           4,749            71            6.1%

2001                     10           21,459           352           30.4%

2002                       4          10,776           138           11.9%

2003                       2           2,623            28            2.4%

2004-2005                  --             --            --             --

2006                       1          45,528           341           29.5%

2007-2008                  --             --            --             --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each commercial property:


                          Square Footage     Annual Rent

Nature of Business            Leased       Per Square Foot     Lease Expiration


Perimeter Square


 Book supplies                7,333             $5.67           Month to Month

 Pool and spa sales           9,246              5.17             July 2000

 Business school             19,470              5.40              July 2003


Shallowford


 Grocery store               45,528             $7.50             July 2006


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were as follows:

                                   1998 Billings       1998 Rate

                                  (in thousands)


            Perimeter Square        $   30           1.4%

            Tucson Airport Hotel       228           3.3%

            Green Valley Hotel          75           2.1%

            Shallowford Corners         86           1.3%

CAPITAL IMPROVEMENTS:

Perimeter Square Shopping Center

During the year ended December 31, 1998, the Partnership completed no capital improvements at Perimeter Square Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $21,000.

Shallowford Corners Shopping Center

During the year ended December 31, 1998, the Partnership completed approximately $1,000 of capital improvements at Shallowford Corners Shopping Center consisting of tenant improvements. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $34,000

Best Western Green Valley

During the year ended December 31, 1998, the Partnership completed approximately $110,000 of capital improvements at the Best Western Green Valley consisting of televisions, roof repairs and restaurant furniture. The General Partner has not yet determined the 1999 capital improvement program for the property.

Clarion Hotel Tucson Airport

During the year ended December 31, 1998, the Partnership completed approximately $227,000 of capital improvements at the Clarion Hotel Tucson Airport consisting of televisions, refrigerators, a transportation van, and signage.
The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership's reserves.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.
                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY PARTNER MATTERS

As of December 31, 1998, the Partnership included approximately 1,908 limited partners, holding a total of 59,905 units. Affiliates of the General Partner owned 7,066 Units or 11.796%, at December 31, 1998. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In February 1998, the Partnership declared and paid a cash distribution in the amount of approximately $599,000 ($10.00 per limited partnership unit). A cash distribution of approximately $599,000 ($10.00 per limited partnership unit) was also declared in December 1996 and paid in March 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its limited partners in 1999 and subsequent periods.

As of December 31, 1998, the remaining unpaid preferred return arrearage totaled approximately $24,169,000, or approximately $403 per Unit.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net losses of approximately $1,090,000 and $160,000 for the years ended December 31, 1998 and 1997, respectively. The increase in net loss is attributable to a decrease in total revenues and the cumulative effect of adopting a new accounting principle, which was partially offset by a decrease in total expenses. The decrease in total revenues is primarily attributable to decreased hotel operating income.
The decrease in hotel income is primarily due to the decline in occupancy discussed above (see "Item 2. Rental Rates and Occupancy"). The increase in rental operating expenses is primarily due to increased legal expenses at Shallowford Corners as the result of negotiating a forbearance agreement with the holder of the mortgage encumbering the property. The increase in general and administrative expenses is primarily due to increased professional fees. Total expenses declined primarily due to decrease hotel operating expenses which were offset by increased rental operating and general and administrative expenses.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $2,904,000 compared to approximately $4,109,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $338,000 of cash used in investing activities and approximately $918,000 of cash used in financing activities which was partially offset by approximately $51,000 of cash provided by operating activities. Cash used by investing activities consisted of property improvements and replacements. Cash used in financing activities primarily consisted of payments on the mortgages encumbering the Partnership's properties and distributions to the limited partners. The Registrant invests its working capital reserves in money market accounts.

The first mortgage on Shallowford Corners Shopping Center of $7,750,000 matured April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage which has now been extended through June 30, 1999. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. The General Partner is currently negotiating options with the lender regarding the forbearance agreement. If an agreement with the lender cannot be reached, the property could be lost through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $55,000 in capital improvements for two of the Partnership's properties and has not yet determined the improvements that will be made to the other two properties. Budgeted capital improvements at Perimeter Square Shopping Center and Shallowford Corners Shopping Center include, but are not limited to, tenant improvements. The capital expenditures will be incurred if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $15,166,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold (see discussion above regarding Shallowford Corners Shopping Center). The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Distributions from operations of approximately $599,000 were paid to the limited partners during the twelve months ended December 31, 1998 and 1997. The 1997 distribution was accrued in 1996 and paid in 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its limited partners in 1999 and subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.
Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.
The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.
Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000
The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.   FINANCIAL STATEMENTS.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

LIST OF FINANCIAL STATEMENTS

  Report of KPMG Peat Marwick LLP, Independent Auditors

  Report of Pannell Ken Forster, PC, Independent Auditors

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and
  1997

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
  1997

  Notes to Consolidated Financial Statements


                          Independent Auditor's Report






The Partners
Drexel Burnham Lambert Real Estate Associates III



We have audited the accompanying consolidated balance sheet of Drexel Burnham Real Estate Associates III (the "Partnership") as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Partnership changed its method of accounting for a mortgage loan with a participation feature by adopting the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers" on January 1, 1998.


/s/ KPMG Peat Marwick LLP

Greenville, South Carolina
March 18, 1999








                          Independent Auditor's Report



To the Partners
Drexel Burnham Lambert
Real Estate Associates III

We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of Drexel Burnham Lambert Real Estate Associates III (a Limited Partnership) for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Drexel Burnham Lambert Real Estate Associates III (a Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/ Pannell Kerr Forster PC




March 12, 1998
New York, NY


               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1998



Assets

 Cash and cash equivalents                                  $ 2,904

 Receivables and deposits                                       509

 Other assets                                                   313

 Investment properties (Notes D and G):

   Land                                          $ 9,103

   Buildings and related personal property        24,615

                                                  33,718

   Less accumulated depreciation                 (16,476)    17,242

                                                            $20,968


Liabilities and Partners' Capital (Deficit)


Liabilities

   Accounts payable                                         $   314

   Tenant security deposit                                       47

   Accrued property taxes                                       209

   Due to affiliate                                             266

   Other liabilities                                            959

   Mortgage notes payable (Note D)                           15,076


Partners' Capital (Deficit)

   General partner's                             $  (133)

   Limited partners' (59,905 units issued

     and outstanding)                              4,230      4,097

                                                            $20,968

          See Accompanying Notes to Consolidated Financial Statements


               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                         Years Ended
                                                        December 31,
                                                      1998        1997
Revenues:
Hotel operations                                    $  6,914    $  7,569
Rental operations (Note F)                             1,722       1,729
Other income                                             132         170
 Total revenues                                        8,768       9,468

Expenses:
Hotel operations (Note C)                              5,653       5,868
Rental operations (Note C)                               488         386
General and administrative (Note C)                      221         131
Mortgage interest                                      1,610       1,646
Property taxes                                           422         386
Depreciation                                           1,194       1,211
 Total expenses                                        9,588       9,628

Net loss before cumulative effect of a change
in accounting principle                             $   (820)   $   (160)

Cumulative effect on prior years of adopting
Statement of Position 97-1 for mortgage
participation                                           (270)         --

Net loss                                              (1,090)       (160)

Net loss allocated to general partner (1%)          $    (11)   $     (2)
Net loss allocated to limited partners (99%)          (1,079)       (158)

                                                    $ (1,090)   $   (160)

Net loss per limited partnership unit               $ (18.01)   $  (2.64)

Distribution per limited partnership unit           $  10.00    $     --

            See Accompany Notes to Consolidated Financial Statements
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                        Limited

                                      Partnership   General    Limited

                                         Units     Partner's  Partners'   Total


Original capital contributions          60,095     $      1   $ 30,048  $30,049


Partners' (deficit) capital at

 December 31, 1996                      59,905     $   (120)  $  6,066  $ 5,946


Net loss for the year

 ended December 31, 1997                    --           (2)      (158)    (160)


Partners' (deficit) capital at

 December 31, 1997                      59,905         (122)     5,908    5,786


Distributions paid to limited partners      --          --        (599)    (599)


Net loss for the year

 ended December 31, 1998                    --          (11)    (1,079)  (1,090)


Partners' (deficit) capital at

 December 31, 1998                      59,905     $   (133)  $  4,230  $ 4,097


          See Accompanying Notes to Consolidated Financial Statements
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended

                                                            December 31,

                                                          1998        1997

Cash flows from operating activities:

 Net loss                                               $ (1,090)   $   (160)

 Adjustments to reconcile net loss to net

 cash provided by operating activities:

 Cumulative effect of adopting SOP 97-1                      270          --

 Depreciation                                              1,194       1,211

 Amortization of loan costs and lease commissions             79          91

 Accretion of debt discount                                   30          --

 Change in accounts:

       Receivable and deposits                              (137)         71

       Other assets                                          (12)        (17)

       Accounts payable                                      (38)        (48)

       Tenant security deposit liabilities                     4          (5)

       Accrued property taxes                                 87         (32)

       Due to affiliate                                     (494)        760

       Other liabilities                                     158          18


         Net cash provided by operating activities            51       1,889


Cash flows used in investing activities:

  Property improvements and replacements                    (338)       (316)


Cash flows from financing activities:

  Payments on mortgage notes payable                        (294)       (265)

  Distributions paid to partners                            (599)       (599)

  Loan costs paid                                            (25)        (47)


          Net cash used in financing activities             (918)       (911)


Net (decrease) increase in cash and cash equivalents      (1,205)        662


Cash and cash equivalents at beginning of year             4,109       3,447


Cash and cash equivalents at end of year                $  2,904    $  4,109


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  1,552    $  1,525


          See Accompanying Notes to Consolidated Financial Statements




               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 21, 1984. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Change in Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2004, unless terminated prior to such date. The Partnership operates two hotels and two retail centers.

Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owns and operates two hotels in Tucson and Green Valley, Arizona, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), located in Tulsa, Oklahoma.

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




Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership's commercial properties require security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space, and is current on rental payments.

Investment Properties:

Investment properties consist of two hotels and two retail centers and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation:




Depreciation is computed by straight-line and accelerated methods over estimated useful lives ranging from 15 to 39 years for buildings and improvements and three to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 / years and (2) personal property additions over 7 years.

Tenant improvements are depreciated using the straight-line method over the tenant's lease term.


Loan Costs:

Loan costs of approximately $499,000, less accumulated amortization of approximately $457,000 at December 31, 1998, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans.

Participation Mortgage Note Payable:

The Partnership adopted the provision of the AICPA Statement of Position ("SOP") 97-1 "Accounting by Participating Mortgage Loan Borrowers" on January 1, 1998. The new pronouncement requires a borrower to estimate the fair value of equity participation features by the lender and accrue such amounts at the inception of the loan. The offsetting discount is accredited to interest expense over the life of the loan. The total estimated fair value of this equity participation feature is $390,000 and has been recorded in other liabilities. The related discount on the mortgage note payable at December 31, 1998 is $90,000. The cumulative effect of adopting this SOP at the beginning of 1998 was an increase in the net loss of $270,000 and the accretion of the discount recognized in 1998 was $30,000. If the statement had been applied retroactively, the net loss in 1997 would have been increased by approximately $30,000 (see "Note D").

Leases:

The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.



Lease Commissions:

Lease commissions of approximately $291,000 are included in other assets and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is approximately $196,000.

Income taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, (see "Note J" for required disclosure).

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B _ TRANSFER OF CONTROL

On June 24, 1997, Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.



On October 1, 1998, Insignia, the sole shareholder of IFGP Corporation, merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                          1998        1997
                                                           (in thousands)
Property management fees (included in operating
  expenses)                                              $399         $368
Reimbursement for services of affiliates (included in
  general and administrative expenses)                     95           29

For the nine months ended September 30, 1998, and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $399,000 and $368,000 for the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively. Effective October 1, 1998 these services for the commercial and hotel properties were provided by an unrelated party.


An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $95,000 and $29,000 for the years ended December 31, 1998 and 1997, respectively.

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At December 31, 1998, the Partnership owed an affiliate of the General Partner approximately $266,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at December 31, 1998, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Accrued interest on the note amounted to approximately $3,000 in both 1998 and 1997. Total accrued interest payable of approximately $18,000 is included in other liabilities at December 31, 1998.


NOTE D - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:


                    Principal     Monthly                          Principal

                   Balance At     Payment                           Balance

                  December 31,   Including  Interest   Maturity     Due At

Property              1998       Interest     Rate       Date      Maturity

                       (in thousands)                           (in thousands)


Shallowford (1)        $ 7,750     $   65    10.00%    04/15/97    $ 7,750

Perimeter Square         1,397         15     9.25%    10/07/99      1,350

Tucson (2)               3,437         47    10.00%    11/01/01      2,753

Green Valley             2,582         25    10.25%    12/31/00      2,500

                       $15,166     $  152


(1) The original maturity date was April 15, 1997, but has been extended through a forbearance agreement with a maturity of June 30, 1999. The forbearance agreement requires interest only payments. The General Partner is currently marketing the property for sale. If the property is not sold or the mortgage is not refinanced, the property could be lost through foreclosure. The mortgagee will receive a 35% interest in the net proceeds, as defined, from the ultimate sale of the property.

(2) The Tucson mortgage includes an agreement to pay the mortgage note holder twenty-five percent of any net appreciation in value of the Tucson property over $5,037,560. The appreciation in value will be determined by (a) net proceeds from an arms length sale, or (b) in the absence of a sale and the indebtedness is paid in full for any reason, the average of two appraisals of the property at prepayment of the loan maturity. The Partnership has determined through consultation with an outside real estate specialist that the fair value of this net appreciation feature is $390,000 and has recorded this amount as a liability as of December 31, 1998. Related to this feature is a discount of $90,000 at December 31, 1998, on the mortgage note payable which will be accreted to interest expense over the remaining term of the mortgage note payable.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.


Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

                       1999                  $  9,413
                       2000                     2,795
                       2001                     2,958
                       Total                 $ 15,166

NOTE E - PARTNERS' CAPITAL

Pursuant to a public offering, 60,095 Limited Partnership Units ("Units") were sold at $500 per Unit. During 1994 partners holding 190 Units abandoned their interests. The calculation of net loss per limited partner unit in 1998 and 1997 is based on 59,905 Units outstanding.

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

In accordance with the Partnership Agreement, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions were made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1998, the unpaid preferred return arrearage totaled approximately $24,169,000.



NOTE F _ OPERATING LEASES AND PREFERRED RETURNS

Operating leases

The Partnership leases office and retail space to tenants at the Perimeter and Shallowford properties under lease agreements which expire on various dates through 2006. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1998 (in thousands):

                       1999                   $1,349
                       2000                    1,189
                       2001                      971
                       2002                      591
                       2003                      410
                       Thereafter                882
                      Total                   $5,392

A major tenant in Shallowford leases approximately 39% of available space under a lease expiring in 2006. Rental income recognized under this lease amounted to approximately $341,000 for each of the years ended December 31, 1998 and 1997.

Three tenants of Perimeter individually accounted for 27%, 12% and 11% of the property's gross rental revenue for the year ended December 31, 1998. The leases associated with the 27% and 12% tenants expire in July 2003 and July 2000, respectively. The lease associated with the 11% tenant is leasing month to month while negotiations for a new lease with the property continue.



Preferred returns

The DBLAV joint venture agreement provides, among other things, that the cash flow from operations of both properties will be used first to pay the Partnership a preferred return on its cash investments.



NOTE G _ REAL ESTATE AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                           To Partnership

                                          (in thousands)

                                                                 Net Costs

                                                  Buildings     Capitalized

                                                 and Related     (Removed)

                                                   Personal    Subsequent to

Description           Encumbrances      Land       Property     Acquisition

                     (in thousands)                            (in thousands)


Perimeter Square        $   1,397     $  1,087    $   3,262       $   150

Tucson Airport Hotel        3,437       1,268         6,492         3,610

Green Valley Hotel          2,582         703         3,541         1,389

Shallowford Corners         7,750       5,882         6,442          (108)

  Total                 $  15,166     $ 8,940     $  19,737       $ 5,041





                       Gross Amount at Which Carried

                            At December 31, 1998

                               (in thousands)


                                  Buildings               Accumu-     Year      Date   Deprec-

                                 And Related              lated        of        of    iable

                                  Personal               Deprec-    Construc-   Acqui-  Life-

     Description         Land     Property    Total       iation      tion     sition  Years

                                                      (in thousands)


Perimeter Square        $ 1,089    $  3,410  $  4,499  $   2,446     1982/83  7/31/85  3-19

Tucson Airport Hotel      1,849       9,521    11,370      6,265      1986    12/30/85 5-39

Green Valley Hotel          703       4,930     5,633      3,204      1986    12/30/85 5-39

Shallowford Corners       5,462       6,754    12,216      4,561      1985    12/30/86 3-30

  Total                 $ 9,103    $ 24,615  $ 33,718  $  16,476



Reconciliation of Real Estate and Accumulated Depreciation:


                                              Years Ended December 31,

                                                 1998            1997

                                                   (in thousands)

Investment Properties

Balance at beginning of year                  $33,380         $33,064

     Property improvements                        338             316

Balance at end of year                        $33,718         $33,380


Accumulated Depreciation

Balance at beginning of year                  $15,282         $14,071

     Additions charged to expense               1,194           1,211

Balance at end of year                        $16,476         $15,282


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $32,613,000 and $32,323,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $16,987,000 and $15,860,000.


NOTE H - INCOME TAXES

The following is a reconciliation of the Partnership's net loss for financial and Federal tax reporting purposes (in thousands):

                                                        Year Ended
                                                        December 31,
                                                     1998           1997

Net loss as reported                               $  (790)       $ (160)
Excess of book over tax depreciation
  and amortization                                      23            76
Provision for doubtful accounts                         (9)           --
Nondeductible employee meals                            14            --
Other                                                   16            53
     Federal taxable net loss                      $  (746)       $  (31)

Federal taxable loss per limited partnership       $(12.43)       $(0.51)
  unit


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                               1998

Net assets as reported                      $   4,397
  Reserve for bad debt                             23
  Other assets and liabilities                    951
  Net book over tax fixed asset basis            (847)

Net assets - tax basis                      $   4,524

NOTE I - DISTRIBUTIONS

In February 1998, the Partnership declared and paid a cash distribution from operations to the limited partners in the amount of approximately $599,000.

In December 1996, the Partnership declared a cash distribution from operations to the limited partners in the amount of approximately $599,000. The distribution was accrued at December 1996 and paid in March 1997.

NOTE J - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has two reportable segments: commercial and hotel properties. The Partnership's commercial property segment consists of two retail shopping centers in two states in the United States. The Partnership leases commercial spaces to tenants under various lease terms. The Partnership's hotel property segment consists of two hotels in Arizona.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies, of the reportable segments, are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.


Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

             1998             Commercial   Hotel      Other      Totals
Rental operations             $ 1,722    $    --    $    --    $ 1,722
Hotel operations                   --      6,914         --      6,914
Other income                       27         --        105        132
Interest expense                  949        661         --      1,610
Depreciation                      434        760         --      1,194
General and administrative
 expense                           --         --        221        221
Segment loss                     (233)      (731)      (126)    (1,090)
Total assets                    9,356      9,830      1,782     20,968
Capital expenditures for
 investment properties              1        337         --        338


             1997             Commercial   Hotel       Other     Totals
Rental operations             $ 1,729   $    --    $    --     $ 1,729
Hotel operations                   --     7,569         --       7,569
Other income                       23        --        147         170
Interest expense                  954       692         --       1,646
Depreciation                      441       770         --       1,211
General and administrative
 expense                           --        --        131         131
Segment(loss) profit             (182)      (29)        51        (160)


Total assets                    9,296    10,472      3,166      22,934
Capital expenditures for
investment properties              20       296         --         316

NOTE K _ LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Pannell Kerr Forster PC ("PKF") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. PKF's Independent Auditor's Report on the Registrant's consolidated financial statements for the calendar year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of PKF, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Drexel Burnham Lambert Real Estate Associates III (the "Registrant" or "Partnership") does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and executive officers of DBL as of December 31, 1998, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

        Name            Age                    Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and director of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                        Number

  Entity                               of Units       Percentage


 AIMCO Properties LP                    3,956            6.604%

 Cooper River Properties, LLC           3,110            5.192%


AIMCO Properties LP is owned by AIMCO. Their business address is 1873 South Bellaire Street, 17th Floor, Denver, Colorado, 80222.

Cooper River Properties, LLC is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC, 29602.

No director or officer of the General Partner owns any units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                          1998        1997
                                                           (in thousands)
Property management fees                                 $399         $368
Reimbursement for services of affiliates                   95           29

For the nine months ended September 30, 1998, and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $399,000 and $368,000 for the nine months ended September 30, 1998, and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial and hotel properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $95,000 and $29,000 for the years ended December 31, 1998 and 1997, respectively.

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management services for the commercial properties and partnership administrative services for the Partnership. At December 31, 1998, the Partnership owed an affiliate of the General Partner approximately $266,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at December 31, 1998, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Accrued interest on the note amounted to approximately $3,000 in both 1998 and 1997. Total accrued interest payable of approximately $18,000 is included in other liabilities at December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

  (a)     See Exhibit Index contained herein.

  (b)     Reports on Form 8-K filed during the fourth quarter of 1998:

          Current Report on Form 8-K dated October 1, 1998, and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

          Current Report on Form 8-K dated on September 23, 1998 and filed September 30, 1998, disclosing the dismissal of Pannell Kerr Forster, PC as the Registrant's Independent Accountant.

          Current Report on Form 8-K/A dated on September 23, 1998 and filed October 26, 1998, disclosing the dismissal of Pannell Kerr Forster, PC as the Registrant's Independent Accountant.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      By:    DBL Properties Corporation
                            Its General Partner


                      By:    /s/Patrick J. Foye
                            Patrick J. Foye
                            Executive Vice President

                      By:    /s/Timothy R. Garrick
                            Timothy R. Garrick
                            Vice President _ Accounting

                      Date:  March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





By:/s/Patrick J. Foye                        Date:  March 31, 1999
Patrick J. Foye
Executive Vice President and Director

By:/s/Timothy R. Garrick                     Date:  March 31, 1999
Timothy R. Garrick
Vice President _ Accounting
and Director



                               INDEX TO EXHIBITS


Exhibit No.   Description


2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Current Report on Form 8-K dated October 1, 1998.

3.1 Prospectus of the Partnership filed pursuant to rule 424(b), dated December 30, 1983 is hereby incorporated herein by reference.

3.2 Supplement dated October 10, 1984 to Prospectus dated December 30, 1983 is hereby incorporated herein by reference.

3.3 Form of Agreement of Limited Partnership of the Partnership reference is made to Exhibit A to the Prospectus.

3.4     Certificate of Limited Partnership of the Partnership, which appears as
        Exhibit 3.2 to the Registration Statement is hereby incorporated herein by the reference.

10.1 Agreement related to purchase by the Partnership of Wendover Business Park Phase II in Greensboro, North Carolina, which appears as Exhibit
        2.1 to the Registration Statement of the Partnership is hereby incorporated herein by reference.



10.2 Agreement related to purchase by the Partnership of an interest in the Sheraton Poste Inn in Cherry Hill, New Jersey, which appears as Exhibit
        2.2 to the Registration Statement of the Partnership is hereby incorporated herein by reference.

10.3 Agreement relating to purchase by the Partnership of Presidential House at Sky Lake in North Miami Beach, Florida, for which a Report on Form 8-K was filed with the Commission on November 5, 1984, is hereby incorporated herein by reference.

10.4 Agreement relating to purchase by the Partnership of an interest in Table Mesa Shopping Center in Boulder, Colorado, for which a Report on Form 8-K was filed with the Commission on May 21, 1985, is hereby incorporated herein by reference.

10.5 Amendment No. 1, dated October 1, 1992, among the Partnership, Coreal N.V., Inc. and Almanzil, Inc., to the Joint Venture Agreements, dated April 4, 1984, between the Partnership and Coreal relating to the Sheraton Poste Inn is incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.


10.6 Contracts related to refinancing of the debt of Wendover Business Park Phase II were filed as Exhibit 10.6 to the report on Form 10-KSB for the fiscal year ended December 31, 1993, and are hereby incorporated herein by reference:

              (a) Mortgage note dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

             (b) Deed of Trust and Security Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and Stewart Title Guaranty Company for the benefit of United Family Life Insurance Company, a Georgia corporation.

            (c) Assignment of Leases, Rents, Contracts, and Agreements dated January 13, 1994 from Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, to United Family Life Insurance Company, a Georgia corporation.

            (d) Hazardous Material Indemnification Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

            (e) Escrow Agreement dated January 13, 1994 by and between United Family Life Insurance Company, a Georgia corporation, Drexel
            Burnham Lambert Real Estate Associates II, a New York limited partnership, and Dickinson, Logan, Todd and Barber, Inc. (the "Escrow Agent").

16 Letter dated September 23, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated September 30, 1998.

16.1 Letter dated October 21, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Amended Current Report on Form 8-K/A dated October 26, 1998.

   27   Financial Data Schedule.

99.1 Special Report/Acquisition Bulletin dated May 9, 1985 regarding the Purchase by the Partnership of interests in Table Mesa Shopping Center in Boulder, Colorado, and the 123 Office Building in Tyson's Corner, Virginia is hereby incorporated herein by reference.

99.2 Report on Form 8-K filed November 4, 1984 regarding the purchase of Presidential House at Sky Lake in North Miami Beach, Florida is hereby incorporated herein by reference.


99.3 Report on Form 8-K filed May 21, 1985 regarding the acquisition of a 50% interest in Table Mesa Shopping Center in Boulder, Colorado is hereby incorporated herein by reference.

99.4 On May 17, 1988, a report on Form 8-K was filed regarding the refinancing of the four loans underlying the Presidential wrap mortgage is hereby incorporated herein by reference.

99.5 On June 12, 1989, a report on Form 8-K was filed regarding the modification of Table Mesa Promissory Note is hereby incorporated herein by reference.

99.7 On October 11, 1989, a report on Form 8-K was filed regarding the change in control of the parent company of the General Partner is hereby incorporated herein by reference.

99.8 Second Note and Deed of Trust Revision Agreement dated December 3, 1990 regarding Table Mesa Shopping Center in Boulder, Colorado.

99.9 Report on Form 8-K filed February 3, 1993 regarding the sale of the outstanding stock of the General Partner is hereby incorporated herein by reference.

99.10 Report on Form 8-K filed July 9, 1997, regarding the change in control of the Partnership.