Form 10QSB
period 1999-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1999-05-17
CIK 761657

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from       to

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                  $ 3,582

  Receivables and deposits                                       897

  Other assets                                                   146

  Investment properties:

     Land                                         $ 9,103

     Buildings and related personal property       24,687

                                                   33,790

     Less accumulated depreciation                (16,772)    17,018

                                                             $21,643
Liabilities and Partners' Capital (Deficit)

Liabilities:

  Accounts payable                                           $   258

  Tenant security deposit liabilities                             44

  Accrued property taxes                                         331

  Due to affiliate                                               352

  Other liabilities                                            1,289

  Mortgage notes payable                                      15,005


Partners' Capital (Deficit):

  General partner's                               $  (130)

  Limited partners' (59,905 units issued

    and outstanding)                                4,494      4,364


                                                             $21,643


          See Accompanying Notes to Consolidated Financial Statements


b)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                  Three Months Ended

                                                      March 31,

                                                   1999         1998


Revenues:

  Hotel operations                               $ 2,296       $ 2,414

  Rental operations                                  496           417

  Other income                                        18            40

     Total revenues                                2,810         2,871

Expenses:

  Hotel operations                                 1,522         1,489

  Rental operations                                  103            94

  General and administrative                          90            20

  Mortgage interest                                  397           417

  Property taxes                                     135           100

  Depreciation                                       296           299

     Total expenses                                2,543         2,419


Net income                                       $   267       $   452

Net income allocated to general partner (1%)     $     3       $     5

Net income allocated to limited partners (99%)       264           447

                                                 $   267       $   452


Net income per limited partnership unit          $  4.41       $  7.46


Distribution per limited partnership unit        $    --       $ 10.00


          See Accompanying Notes to Consolidated Financial Statements


c)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)






                                   Limited

                                 Partnership   General    Limited

                                    Units      Partner    Partners    Total


Original capital contributions     60,095    $       1    $  30,048 $  30,049


Partners' (deficit) capital at

  December 31, 1998                59,905    $    (133)   $   4,230 $   4,097

Net income for the three months

  ended March 31, 1999                 --            3          264       267


Partners' (deficit) capital at

  March 31, 1999                   59,905    $    (130)   $   4,494 $   4,364


          See Accompanying Notes to Consolidated Financial Statements


d)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended


                                                                March 31,

                                                             1999       1998

Cash flows from operating activities:

Net income                                                 $   267     $   452

Adjustments to reconcile net income to net

cash provided by operating activities:

Depreciation                                                   296         299

Amortization of loan costs, lease commissions and

   debt discount                                                29          22

Changes in accounts:

Receivables and deposits                                      (388)       (233)

Other assets                                                   145          15

Accounts payable                                               (56)         10

Tenant security deposit liabilities                             (3)         (2)

Accrued property taxes                                         122          95

Due to affiliate                                                86        (424)

Other liabilities                                              330          71


Net cash provided by operating activities                      828         305

Cash flows used in investing activities:

Property improvements and replacements                         (72)        (28)

Cash flows from financing activities:

Payments on mortgage notes payable                             (78)        (71)

Distribution paid to limited partners                           --        (599)

Net cash used in financing activities                          (78)       (670)

Net increase (decrease) in cash and cash equivalents           678        (393)

Cash and cash equivalents at beginning of period             2,904       4,109

Cash and cash equivalents at end of period                 $ 3,582     $ 3,716

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $   361     $   375


          See Accompanying Notes to Consolidated Financial Statements


e)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

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

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 1999 and 1998:

                                                           1999        1998
                                                            (in thousands)
Property management fees (included in operating
     expenses)                                             $ --      $ 127
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                 25         20


For the three months ended March 31, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $127,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial and hotel properties were provided by an unrelated party.


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $20,000 for the three months ended March 31, 1999 and 1998, respectively.

At March 31, 1999, the Partnership owed an affiliate of the General Partner approximately $352,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at March 31, 1999, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Accrued interest on the note amounted to approximately $1,000 in both 1999 and 1998. Total accrued interest payable of approximately $18,000 is included in other liabilities at March 31, 1999.

NOTE D - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners of approximately $599,000 ($10.00 per limited partnership unit).

No distributions were paid during the three months ended March 31, 1999.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership has two reportable segments: hotel and commercial properties. The Partnership's hotel property segment consists of two hotels located in Arizona. The commercial property segment consists of two retail shopping centers in Georgia and Oklahoma. These properties lease space to tenants under various lease terms.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Hotel   Commercial    Other   Totals
Rental income                       $    --  $   496    $    --   $   496
Hotel income                          2,296       --         --    2,296
Other income                             --        3         15       18
Interest expense (income)               160      246         (9)     397
Depreciation                            192      104         --      296
General and administrative expense       --       --         90       90
Segment profit (loss)                   319       14        (66)     267
Total assets                          9,264   10,607      1,772   21,643
Capital expenditures for investment
  properties                             72       --         --       72

1998
                                      Hotel   Commercial   Other   Totals
Rental income                       $    --  $   417    $    --   $   417
Hotel income                          2,414       --         --     2,414
Other income                             --        6         34        40
Interest expense (income)               160      266         (9)      417
Depreciation                            190      109         --       299
General and administrative expense       --       --         20        20
Segment profit (loss)                   504      (75)        23       452
Total assets                          9,205   10,750      2,511    22,466
Capital expenditures for investment
  properties                             28       --         --        28

NOTE F - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two shopping centers and two hotels. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                      1999          1998

Perimeter Square                               91%           91%
   Tulsa, Oklahoma
Shallowford Corners                            92%           90%
   Roswell, Georgia
Green Valley Hotel                             76%           81%
   Green Valley, Arizona
Tucson Airport Hotel                           76%           83%
   Tucson, Arizona

The General Partner attributes the decline in occupancy at Tucson Airport Hotel and Green Valley Hotel to the addition of new competing hotels in the vicinity of the properties.

Results of Operation

The Partnership realized net income of approximately $267,000 compared to approximately $452,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in hotel operations income and, to a lesser extent, other income partially offset by an increase in rental operations income. The decrease in hotel operations income is primarily due to the decreases in occupancy discussed above. The increase in rental operations income is primarily due to the new tenants during the latter part of 1998 signing leases at higher rental rates. The increase in total expenses is primarily due to an increase in general and administrative expenses and to a lesser extent an increase in hotel operations, rental operations and property tax expenses. The increase in hotel operations expenses is primarily due to an increase in administrative salaries and credit card commissions. The increase in general and administrative expenses is primarily due to the overaccrual of audit expense in 1997 that was adjusted during the first quarter of 1998. The increase in property tax expense is primarily due to an increase in the assessed value of the Tucson Airport Hotel.

Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $3,582,000 as compared to approximately $3,716,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents increased by approximately $678,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $828,000 of cash provided by operating activities and was partially offset by approximately $72,000 of cash used in investing activities and approximately $78,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's properties. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Perimeter Square Shopping Center

During the three months ended March 31, 1999, the Partnership completed no capital improvements at Perimeter Square Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $21,000.

Shallowford Corners Shopping Center

During the three months ended March 31, 1999, the Partnership completed no capital improvements at Shallowford Corners Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $34,000

Best Western Green Valley

During the three months ended March 31, 1999, the Partnership completed approximately $3,000 of capital improvements at the Best Western Green Valley. The General Partner has not yet determined the 1999 capital improvement program for the property.

Clarion Hotel Tucson Airport

During the three months ended March 31, 1999, the Partnership completed approximately $69,000 of capital improvements at the Clarion Hotel Tucson Airport consisting of televisions, refrigerators, and signage. The General Partner has not yet determined the 1999 capital improvement program for the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,005,000, net of discount, matures at various times with balloon payments due at maturity at which time the properties will either be refinanced and/or sold. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure.

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

A distribution of approximately $599,000 ($10.00 per limited partnership unit) was made to the limited partners during the three months ended March 31, 1998. No distribution was paid to the limited partners during the three months ended March 31, 1999. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:


The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

          b)   Reports on Form 8-K:

               None filed during the three months ended March 31, 1999.


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



                              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                              By:  DBL Properties Corporation
                                   Its General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 17, 1999