Form 10QSB
period 1999-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1999-08-16
CIK 761657

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

                  For the quarterly period ended June 30, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

 Cash and cash equivalents                                        $ 3,846

 Receivables and deposits                                             566

 Other assets                                                         151

 Investment properties held for sale:

    Land                                               $   325

    Buildings and related personal property              9,280

    Less accumulated depreciation                        9,605

                                                        (5,583)     4,022
Investment properties:

    Land                                               $ 8,778

    Buildings and related personal property             15,410

                                                        24,188

Less accumulated depreciation                          (11,483)    12,705

                                                                  $21,290
Liabilities and Partners' Capital (Deficit)

Liabilities:

  Accounts payable                                                $   191

  Tenant security deposit liabilities                                  45

  Accrued property taxes                                              297

  Due to affiliate                                                    466

  Other liabilities                                                 1,312

  Mortgage notes payable                                           14,934

Partners' Capital (Deficit):

  General partner's                                    $  (134)

  Limited partners' (59,905 units issued

    and outstanding)                                     4,179      4,045

                                                                  $21,290


          See Accompanying Notes to Consolidated Financial Statements


b)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months         Six Months

                                  Ended June 30,      Ended June 30,

                                   1999     1998      1999      1998
Revenues:

  Hotel operations               $ 1,715  $ 1,600    $ 4,011    $ 4,014

  Rental operations                  444      429        940        846

  Other income                        20       39         38         79

     Total revenues                2,179    2,068      4,989      4,939

Expenses:

  Hotel operations                 1,520    1,412      3,042      2,901

  Rental operations                   99      121        202        215

  General and administrative          54       57        144         77

  Interest                           390      394        787        811

  Property taxes                     141       99        276        199

  Depreciation                       294      298        590        597

     Total expenses                2,498    2,381      5,041      4,800

Net (loss) income                $  (319) $  (313)   $   (52)   $   139

Net (loss) income allocated to

  general partner (1%)           $    (3) $    (3)   $    (1)   $     1

Net (loss) income allocated to

  limited partners (99%)            (316)    (310)       (51)       138

                                 $  (319) $  (313)   $   (52)   $   139
Net (loss) income per limited

  partnership unit               $ (5.28) $ (5.17)   $  (.85)   $  2.30

Distribution per limited

  partnership unit               $    --  $    --    $    --    $ 10.00


          See Accompanying Notes to Consolidated Financial Statements


c)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General     Limited

                                  Units     Partner     Partners       Total


Original capital contributions   60,095    $       1    $  30,048    $  30,049

Partners' (deficit) capital at

  December 31, 1998              59,905    $    (133)   $   4,230    $   4,097

Net loss for the six months

  ended June 30, 1999                --           (1)         (51)         (52)

Partners' (deficit) capital at

  June 30, 1999                  59,905    $    (134)   $   4,179    $   4,045


          See Accompanying Notes to Consolidated Financial Statements


d)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                          1999        1998

Cash flows from operating activities:

  Net (loss) income                                     $   (52)    $   139

  Adjustments to reconcile net (loss) income to net

     cash provided by operating activities:

      Depreciation                                          590         597

      Amortization of loan costs, lease commissions

        and debt discount                                    52          45

      Change in accounts:

        Receivables and deposits                            (57)        (38)

        Other assets                                        125          --

        Accounts payable                                   (123)        (73)

        Tenant security deposit liabilities                  (2)          4

        Accrued property taxes                               88          62

        Due to affiliate                                    200        (545)

        Other liabilities                                   353          (9)

           Net cash provided by operating activities      1,174         182

Cash flows used in investing activities:

  Property improvements and replacements                    (75)        (59)

Cash flows from financing activities:

  Payments on mortgage notes payable                       (157)       (143)

  Distribution paid to limited partners                      --        (599)

           Net cash used in financing activities           (157)       (742)

Net increase (decrease) in cash and cash

   equivalents                                              942        (619)

Cash and cash equivalents at beginning of period          2,904       4,109

Cash and cash equivalents at end of period              $ 3,846     $ 3,490

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   757     $   789


          See Accompanying Notes to Consolidated Financial Statements


e)
               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV"), which owns and operates two hotels in Tucson and Green Valley, Arizona, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material inter-entity transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), which is a shopping center in Tulsa, Oklahoma.

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

The following payments were made to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                           1999         1998
                                                            (in thousands)
Property management fees (included in operating
     expenses)                                           $ --          $ 234
   Reimbursement for services of affiliates (included
     in general and administrative expenses)               31             45

For the six months ended June 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $234,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial and hotel properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $31,000 and $45,000 for the six months ended June 30, 1999 and 1998, respectively.

At June 30, 1999, the Partnership owed an affiliate of the General Partner approximately $466,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at June 30, 1999, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $1,000 in both 1999 and 1998. Total accrued interest payable of approximately $20,000 is included in other liabilities at June 30, 1999.

NOTE D - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners of approximately $599,000 ($10.00 per limited partnership unit).

No distributions were paid during the six months ended June 30, 1999.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership has two reportable segments: hotel and commercial properties. The Partnership's hotel property segment consists of two hotels located in Arizona. The commercial property segment consists of two retail shopping centers located in Georgia and Oklahoma. These properties lease space to tenants, including a grocery store, a business school and a book supplies store, under various lease terms.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Hotel  Commercial  Other    Totals

Rental income                       $    -- $   940    $    --  $  940
Hotel income                          4,011      --         --   4,011
Other income                             --       4         34      38
Interest expense (income)               315     490        (18)    787
Depreciation                            382     208         --     590
General and administrative expense       --      --        144     144
Segment profit (loss)                    63     (23)       (92)    (52)
Total assets                          8,939  10,566      1,785  21,290
Capital expenditures for investment
  properties                             72       3         --      75

1998
                                     Hotel  Commercial  Other    Totals

Rental income                       $    -- $   846    $    --  $   846
Hotel income                          4,014      --         --    4,014
Other income                             --      18         61       79
Interest expense (income)               318     511        (18)     811
Depreciation                            380     217         --      597
General and administrative expense       --      --         77       77
Segment profit (loss)                   276    (139)         2      139
Total assets                          8,610  10,656      2,504   21,770
Capital expenditures for investment
  properties                             58       1         --       59

NOTE F - INVESTMENT PROPERTIES HELD FOR SALE

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $691,000 after payoff of the mortgages and payment of closing costs. The Partnership anticipates realizing a gain of approximately $54,000 on the sale during the third quarter of 1999. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Perimeter Square of approximately $2,000 during the third quarter of 1999.

The sales transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs         $  2,026
Net real estate (1)                            (1,956)
Net other assets                                  (16)
  Gain on sale of real estate                $     54

     (1) Net of accumulated depreciation of approximately $2,543,000.

On August 10, 1999, the Partnership sold the Best Western Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $637,000 after payoff of the first mortgage and payment of closing costs. The Partnership anticipates realizing a gain of approximately $907,000 on the sale during the third quarter of 1999.

The sales transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs         $  3,171
Net real estate (2)                            (2,264)
  Gain on sale of real estate                $    907

     (2) Net of accumulated depreciation of approximately $3,372,000.

The following pro-forma information reflects the operations of the Partnership for the six months ended June 30, 1999 and 1998, as if Perimeter Square and Best Western Green Valley had been sold January 1, 1998.

                                           1999                1998
                                     (in thousands, except per unit data)

Revenues                                  $ 3,365            $ 3,394
Net (loss) income                            (208)                10
Net (loss) income per limited
  partnership unit                          (3.47)               .17

NOTE G - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of two shopping centers and two hotels. Subsequent to June 30, 1999, the Partnership sold one of the shopping centers and one of the hotels. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1999 and 1998:
                                                   Average
                                                  Occupancy
Property                                      1999          1998

Perimeter Square (sold July 1999)              91%           91%
   Tulsa, Oklahoma

Shallowford Corners                            91%           91%
   Roswell, Georgia

Green Valley Hotel (sold August 1999)          70%           71%
   Green Valley, Arizona

Tucson Airport Hotel                           69%           77%
   Tucson, Arizona

The General Partner attributes the decline in occupancy at the Tucson Airport Hotel to the addition of new competing hotels in the vicinity of the property.

Results of Operation

The Partnership realized a net loss of approximately $52,000 compared to net income of approximately $139,000 for the six months ended June 30, 1999 and 1998, respectively. For the three month periods ended June 30, 1999 and 1998, the partnership realized net losses of approximately $319,000 and $313,000, respectively. The increase in net loss for the three and six months ended June 30, 1999, is due to an increase in total expenses offset by a slight increase in total revenues. Exclusive of the operations of Perimeter Square and Green Valley Hotel the net loss for the six months ended June 30, 1999 would have been $210,000 and net income for the six months ended June 30, 1998 would have been approximately $10,000. The increase in total expenses is attributable to increases in hotel operations, general and administrative, and property tax expenses. The increase in hotel operations is due to increases in both travel agency commissions and salaries. The increase general and administrative expenses is primarily due to the overaccrual of audit expense in 1997 that was adjusted during the first quarter of 1998. The increase in property taxes is due to increases in the assessed values of both the Tucson Airport and the Green Valley hotels. For the three months ended June 30, 1999, the above mentioned increase in hotel operating expenses was largely offset by an increase in hotel operating revenue. The increase in hotel revenue is due to increased room rates.

Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $3,846,000 as compared to approximately $3,490,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased by approximately $942,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,174,000 of cash provided by operating activities and was partially offset by approximately $75,000 of cash used in investing activities and approximately $157,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's properties. The Partnership invests its working capital reserves in a money market account.

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $691,000 after payoff of the mortgages and payment of closing costs. The Partnership anticipates realizing a gain of approximately $54,000 on the sale during the third quarter of 1999. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Perimeter Square of approximately $2,000 during the third quarter of 1999.

On August 10, 1999, the Partnership sold the Best Western Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $637,000 after payoff of the first mortgage and payment of closing costs. The Partnership anticipates realizing a gain of approximately $907,000 on the sale during the third quarter of 1999.

Tucson Airport Hotel, located in Tucson, Arizona, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

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

Perimeter Square Shopping Center

During the six months ended June 30, 1999, the Partnership completed no capital improvements at Perimeter Square Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $21,000.

Shallowford Corners Shopping Center

During the six months ended June 30, 1999, the Partnership completed approximately $3,000 of tenant improvements at Shallowford Corners Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $34,000

Best Western Green Valley

During the six months ended June 30, 1999, the Partnership expended approximately $3,000 consisting of furniture and fixtures at the Best Western Green Valley.

Clarion Hotel Tucson Airport

During the six months ended June 30, 1999, the Partnership completed approximately $69,000 of capital improvements at the Clarion Hotel Tucson Airport consisting of televisions, refrigerators, and signage. The General Partner has not yet determined the 1999 capital improvement program for the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $14,934,000 net of discount, matures at various times with balloon payments due at maturity at which time the properties will either be refinanced and/or sold. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure.

The first mortgage on Shallowford Corners Shopping Center of $7,750,000 matured April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage which has now been extended through December 15, 1999. The forbearance agreement requires interest only payments based on a 10% per annum interest rate. The General Partner is currently negotiating options with the lender regarding the forbearance agreement. If an agreement with the lender cannot be reached, the property could be lost through foreclosure.

A distribution of approximately $599,000 ($10.00 per limited partnership unit) was made to the limited partners during the six months ended June 30, 1998. No distribution was paid to the limited partners during the six months ended June 30, 1999. The Partnership's distribution policy will be reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the three months ended June 30, 1999.

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

                                   Date: August 16, 1999