Form 10QSB
period 1999-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 1999-11-15
CIK 761657

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                           $  4,032
Receivables and deposits                                                 563
Other assets                                                              75
Investment properties:
Land                                                  $  7,311
Buildings and related personal property                 16,349
                                                        23,660
Less accumulated depreciation                          (11,400)       12,260

                                                                    $ 16,930
Liabilities and Partners' (Deficit) Capital

Liabilities:
Accounts payable                                                    $    117
Tenant security deposit liabilities                                       28
Accrued property taxes                                                   371
Due to affiliate                                                          26
Other liabilities                                                      1,156
Mortgage notes payable                                                10,955

Partners' (Deficit) Capital:
General partner                                      $      (8)
Limited partners (59,905 units issued and
outstanding)                                             4,285         4,277

                                                                    $ 16,930

          See Accompanying Notes to Consolidated Financial Statements
b)


               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1999       1998         1999        1998
Revenues:
Hotel operations                   $   924    $ 1,328     $ 4,935      $ 5,342
Rental operations                      431        451       1,371        1,297
Other income                            20         33          58          112
Gain on sale of properties             986         --         986           --
Total revenues                       2,361      1,812       7,350        6,751

Expenses:
Hotel operations                     1,118      1,445       4,160        4,346
Rental operations                      147        108         349          323
General and administrative              43         69         187          146
Interest                               372        393       1,159        1,204
Property taxes                         140        100         416          299
Depreciation                           264        299         854          896
Total expenses                       2,084      2,414       7,125        7,214

Income (loss) before extraordinary
  item                                 277       (602)        225         (463)
Extraordinary (loss) on early
extinguishment of debt                 (45)        --         (45)          --
Net income (loss)                  $   232    $  (602)    $   180      $  (463)

Net income (loss) allocated to
general partner                    $   126    $    (6)    $   125      $    (5)
Net income (loss) allocated to
limited partners                       106       (596)         55         (458)
                                   $   232    $  (602)    $   180      $  (463)

Per limited partnership unit:
Income (loss) before extraordinary
  item                             $  2.52    $ (9.95)    $  1.67      $ (7.65)
Extraordinary loss on early
  extinguishment of debt              (.75)        --        (.75)          --
Net income (loss)                  $  1.77    $ (9.95)    $   .92      $ (7.65)

Distribution per limited
partnership unit                   $    --    $    --     $    --      $ 10.00

          See Accompanying Notes to Consolidated Financial Statements
c)

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General      Limited
                                  Units      Partner     Partners     Total

Original capital contributions    60,095    $     1       $30,048    $30,049

Partners' (deficit) capital at
December 31, 1998                 59,905    $  (133)      $ 4,230    $ 4,097

Net income for the nine months
ended September 30, 1999              --        125            55        180

Partners' (deficit) capital at
September 30, 1999                59,905    $    (8)      $ 4,285    $ 4,277

          See Accompanying Notes to Consolidated Financial Statements
d)

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999         1998
Cash flows from operating activities:
Net income (loss)                                        $    180     $   (463)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Extraordinary loss on early extinguishment of debt             45           --
Gain on sale of property                                     (986)          --
Depreciation                                                  854          896
Amortization of loan costs, lease commissions and
debt discount                                                  82           66
Change in accounts:
Receivables and deposits                                      (54)        (193)
Other assets                                                  137            2
Accounts payable                                             (196)         (50)
Tenant security deposit liabilities                           (20)           4
Accrued property taxes                                        162          158
Due to affiliate                                             (240)          62
Other liabilities                                             198          160

Net cash provided by operating activities                     162          642
Cash flows from investing activities:
Property improvements and replacements                        (75)        (254)
Proceeds from sale of investment property                   5,215           --
Lease commission paid                                          (4)          --

Net cash provided by (used in) investing
               activities                                   5,136         (254)

Cash flows from financing activities:
Payments on mortgage notes payable                           (216)        (218)
Repayment of notes payable                                 (3,928)          --
Prepayment penalty paid                                       (26)          --
Loan costs paid                                                --          (25)
Distributions paid to limited partners                         --         (599)

Net cash used in financing activities                      (4,170)        (842)

Net increase (decrease) in cash and cash equivalents        1,128         (454)

Cash and cash equivalents at beginning of period            2,904        4,109

Cash and cash equivalents at end of period               $  4,032     $  3,655

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  1,144     $  1,172

          See Accompanying Notes to Consolidated Financial Statements


e)

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.



The following transactions with affiliates of the General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                              1999       1998
                                               (in thousands)
Property management fees (included in
  operating expense)                          $ --       $321
Reimbursement for services of affiliates
  (included in general and administrative
  expense)                                      50         70

For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial and hotel properties for providing management services. The Partnership paid to such affiliates approximately $321,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial and hotel properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $70,000 for the nine months ended September 30, 1999 and 1998, respectively.

At September 30, 1999, the Partnership owed an affiliate of the General Partner approximately $26,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.


Included in other liabilities at September 30, 1999, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $2,000 in both 1999 and 1998. Total accrued interest payable of approximately $20,000 is included in other liabilities at September 30, 1999.

NOTE D - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners of approximately $599,000 ($10.00 per limited partnership unit).

No distributions were paid during the nine months ended September 30, 1999.

NOTE E - SALE OF INVESTMENT PROPERTIES

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $663,000 after payoff of the mortgages and payment of closing costs. The Partnership realized a gain of approximately $64,000 on the sale during the third quarter of 1999. The Partnership realized a loss on the early extinguishment of debt encumbering Perimeter Square of approximately $3,000 during the third quarter of 1999.

The sales transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs         $  2,033
Net real estate (1)                            (1,953)
Net other assets                                  (16)
  Gain on sale of real estate                $     64

     (1) Net of accumulated depreciation of approximately $2,546,000.

On August 10, 1999, the Partnership sold the Best Western Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $598,000 after payoff of the first mortgage and payment of closing costs. The Partnership realized a gain of approximately $922,000 on the sale during the third quarter of 1999. The Partnership realized a loss on the early extinguishment of the debt encumbering the property of approximately $42,000 consisting of a prepayment penalty and the write-off of unamortized loan costs during the third quarter of 1999.



The sales transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs         $  3,182
Net real estate (2)                            (2,260)
  Gain on sale of real estate                $    922

     (2) Net of accumulated depreciation of approximately $3,384,000.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership has two reportable segments: hotel and commercial properties. The Partnership's hotel property segment consists of a hotel located in Arizona. The commercial property segment consists of a retail shopping center located in Georgia. These properties lease space to tenants, including a grocery store, a business school, and a book supplies store, under various lease terms. During the third quarter of 1999, the Partnership sold two other properties one of which was a hotel and one of which was a commercial property.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

               1999                    Hotel      Commercial  Other     Totals
                                                  (in thousands)
Rental income                         $    --      $ 1,371   $    --   $ 1,371
Hotel income                            4,935           --        --     4,935
Other income                               --           11        47        58
Gain on sale of properties                922           64        --       986
Interest expense (income)                 412          778       (31)    1,159
Depreciation                              551          303        --       854
General and administrative expense         --           --       187       187
Extraordinary (loss) on early
  extinguishment of debt                  (42)          (3)       --       (45)
Segment profit (loss)                     374          (85)     (109)      180
Total assets                            8,455        5,436     3,039    16,930
Capital expenditures for
 investment properties                     72            3        --        75


               1998                    Hotel     Commercial   Other     Totals
                                                  (in thousands)

Rental income                         $    --      $ 1,297   $    --   $ 1,297
Hotel income                            5,342           --        --     5,342
Other income                               --           23        89       112
Interest expense (income)                 476          755       (27)    1,204
Depreciation                              570          326        --       896
General and administrative expense         --           --       146       146
Segment loss                             (257)        (176)      (30)     (463)
Total assets                            8,861       10,723     2,404    21,988
Capital expenditures for
 investment properties                    253            1        --       254


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securites and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of a shopping center and a hotel. The following table sets forth the average occupancy of the investment properties for the nine months ended September 30, 1999 and 1998:

                                            Average Occupancy
Property                                     1999       1998

Shallowford Corners
Roswell, Georgia                              91%        92%
Tucson Airport Hotel
Tucson, Arizona                               69%        74%

The General Partner attributes the decline in occupancy at the Tucson Airport Hotel to the addition of several new competing hotels in the vicinity of the property.

Results of Operations

The Partnership realized net income of approximately $180,000 compared to a net loss of approximately $463,000 for the nine months ended September 30, 1999 and 1998, respectively. The Partnership realized net income of approximately $232,000 and a net loss of approximately $602,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in net income for the nine months ended September 30, 1999, is due to an increase in total revenues partially offset by a slight decrease in total expenses. Exclusive of the operations of Perimeter Square and Green Valley Hotel, which were sold during the current fiscal year the net losses for the nine months ended September 30, 1999 and 1998 would have been $807,000 and $296,000, respectively. The increase in total revenues is primarily attributable to a gain on the sale of two of the Partnership's investment properties, Perimeter Square and Green Valley Hotel, during the third quarter of 1999. Total expenses decreased as the result of decreases in hotel operations, mortgage interest, and depreciation expense, and were partially offset by an increase in rental operations expense. Hotel operations expense decreased as a result of the sale of Best Western Green Valley Hotel. Mortgage interest and depreciation expenses both decreased as the result of the sale of two of the Partnership's properties, Perimeter Square and Green Valley Hotel. Rental operations expense increased as the result of increased property and maintenance expenses at the Partnership's Shallowford Shopping Center property.

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $4,032,000 as compared to approximately $3,655,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased approximately $1,128,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $162,000 of cash provided by operating activities and approximately $5,136,000 of cash provided by investing activities which was partially offset by approximately $4,170,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of Green Valley Hotel and Perimeter Square slightly offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consists of payments of principal made on the mortgage encumbering the Partnership's investment property, repayment of mortgages encumbering the Partnership's sold investment properties and a prepayment penalty. The Partnership invests its working capital reserves in a money market account.

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $663,000 after payoff of the mortgage and payment of closing costs. The Partnership realized a gain of approximately $64,000 on the sale during the third quarter of 1999. The Partnership realized a loss on the early extinguishment of the debt encumbering Perimeter Square of approximately $3,000 consisting of the write-off of unamortized loan costs during the third quarter of 1999.

On August 10, 1999, the Partnership sold the Best Western Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $598,000 after payoff of the mortgage and payment of closing costs. The Partnership realized a gain of approximately $922,000 on the sale during the third quarter of 1999. The Partnership realized a loss on the early extinguishment of the debt encumbering the property of approximately $42,000 consisting of a prepayment penalty and the write-off of unamortized loan costs during the third quarter of 1999.

Tucson Airport Hotel, located in Tucson, Arizona, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Perimeter Square Shopping Center

During the nine months ended September 30, 1999, the Partnership completed no capital improvements at Perimeter Square Shopping Center.

Shallowford Corners Shopping Center

During the nine months ended September 30, 1999, the Partnership completed approximately $3,000 of tenant improvements at Shallowford Corners Shopping Center. Capital improvements planned for 1999 consist of, but are not limited to, tenant improvements. These capital improvements are expected to cost approximately $34,000.

Best Western Green Valley

During the nine months ended September 30, 1999, the Partnership expended approximately $3,000 consisting of furniture and fixtures at the Best Western Green Valley.

Clarion Hotel Tucson Airport

During the nine months ended September 30, 1999, the Partnership completed approximately $69,000 of capital improvements at the Clarion Hotel Tucson Airport consisting of televisions, refrigerators, and signage.

The additional capital improvements will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of Clarion Hotel Tucson Airport of approximately $3,205,000, matures in November 2001, with a balloon payment due at maturity. The General Partner will attempt to refinance such remaining indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

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

A distribution of approximately $599,000 ($10.00 per limited partnership unit) was made to the limited partners during the nine months ended September 30, 1998. No distributions were made during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners during the remainder of 1999 or in subsequent periods.

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

In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


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



                              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III


                              By:  DBL Properties Corporation
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: November 15, 1999