Form 10KSB
period 1999-12-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 2000-03-30
CIK 761657

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1999

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

                            Issuer's telephone number

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,700,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") was organized in 1984 as a New York limited partnership pursuant to the Limited Partnership Law of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2004, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired interests in six real estate properties during 1985 and 1986 and it continues to own and operate one of those, its 90% general partnership interest in Shallowford Corners Shopping Center (see "Item 2. Description of Property").

Commencing in June 1985 pursuant to a registration statement filed with the Securities and Exchange Commission, the Partnership offered 80,000 limited partnership Units (the "Units"). A total of 60,095 Units were sold to the public at $500 per Unit. The offering closed on December 31, 1995. No limited partner has made any additional capital contribution after that date. The limited partners of the Partnership share in the benefits of ownership of the Partnership's real estate investments according to the number of Units held.

As of December 31, 1999 the Partnership adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property. The first mortgage on Shallowford Corners Shopping Center of $7,750,000 matured
April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage and had operated under this agreement until the Partnership defaulted on this agreement on December 15, 1999. Subsequent to December 31, 1999, the lender foreclosed on the property and the property was sold on March 7, 2000 through foreclosure.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Effective October 1, 1998, management of the property was provided by an unrelated third party.

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the market for commercial space at the Partnership's property and the rents that may be charged for the property. The General Partner and its affiliates are not a significant factor in the United States in the commercial industry.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

 Transfer of Control

On October 1, 1998, Insignia, the sole shareholder of IFGP Corporation, completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in its property:

                           Date of
Property                   Purchase    Type of Ownership                  Use

Shallowford Corners       12/30/86    Partnership has a 90%       Retail Center
  Shopping Center                     interest in the joint       116,000 sq.ft.
  Roswell, GA                         venture which has fee
                                      ownership subject to a
                                      first mortgage

Schedule of Properties:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciated, depreciable life, method of depreciation and Federal tax basis.

                         Gross
                        Carrying   Accumulated                                Federal
Property                 Value     Depreciation    Rate        Method        Tax Basis
                            (in thousands)                                 (in thousands)

Shallowford Corners     $ 7,650        (1)       3-30 yrs   150%/200% DBL     $ 5,193

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated any further.

See "Note B" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's former depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                           Balance At    Stated                             Balance
                          December 31,  Interest   Period     Maturity       Due At
Property                      1999        Rate   Amortized      Date        Maturity
                         (in thousands)                                  (in thousands)

Shallowford Corners (2)     $ 7,750      10.00%     (1)     04/15/97 (1)    $ 7,750

Adjustment to
  liquidation basis            (100)

Totals                      $ 7,650

(1) The mortgage on Shallowford Corners Shopping center went into default on December 15, 1999. Subsequent to December 31, 1999, the lender foreclosed on the property. See "Item 7. Financial Statements, Note A" for more information on the foreclosure.

(2) As a result of the Partnership adopting the liquidation basis of accounting, the mortgage note payable was adjusted to the estimated net realizable value of the property securing the debt. The net effect of such adoption was to decrease the carrying value of the note by $100,000.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for the property.

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                  (per sq. ft.)
                               1999           1998          1999         1998

 Shallowford Corners          $10.26         $10.05          91%         92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other commercial properties in the area. The General Partner believes that the property is adequately insured. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial lease expirations for the years 2000-2009:

                          Number of                                      % of Gross
                         Expirations   Square Feet    Annual Rent       Annual Rent
                                                    (in thousands)
Shallowford Corners
     2000                     3           3,337          $ 51               4.58%
     2001                    10          21,459           352              31.78%
     2002                     5          11,690           150              13.60%
     2003                     2           2,623            28               2.53%
     2004-2005               --            --              --                --
     2006                     1          45,528           341              30.86%
     2007-2009               --              --            --                --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for the commercial property:

                           Square Footage     Annual Rent
      Nature of Business       Leased       Per Square Foot     Lease Expiration
      Shallowford

        Grocery store          45,528            $7.50             July 2006

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for the property were as follows:

                                       1999 Billings        1999 Rate
                                       (in thousands)

         Shallowford Corners                $ 87               1.2%

Capital Improvements:

Shallowford Corners Shopping Center

During the year ended December 31, 1999, the Partnership completed approximately $3,000 of capital improvements at Shallowford Corners Shopping Center consisting of tenant improvements. These improvements were funded from operating cash flow. No capital improvements were planned for 2000 since the Partnership anticipated the foreclosure of this property in 2000.

Perimeter Square Shopping Center

During the year ended December 31, 1999, the Partnership completed no capital improvements at Perimeter Square Shopping Center. The property was sold on July 21, 1999.

Green Valley Hotel

During the year ended December 31, 1999, the Partnership completed approximately $3,000 of capital improvements at Best Western Green Valley consisting of furniture and fixtures. The property was sold on August 10, 1999.

Tucson Airport Hotel

During the year ended December 31, 1999, the Partnership completed approximately $75,000 of capital improvements at the Clarion Hotel Tucson Airport consisting of televisions, refrigerators, and signage. The property was sold on December 17, 1999.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

As of December 31, 1999, the Partnership included approximately 1,835 limited partners, holding a total of 59,905 units. Affiliates of the General Partner owned 7,501 Units or 12.52% at December 31, 1999. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 and the subsequent period from January 1, 2000 through March 20, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details):

                                                Distributions
                                                             Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98              $  599 (1)            $10.00
       01/01/99 - 12/31/99                  --                    --
        01/01/00 - 3/20/00               2,800 (2)             46.74

(1)   Distribution was made from cash from operations.

(2)   Consists of $1,928,000 from sale proceeds and $872,000 from operations.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 7,501 limited partnership units in the Partnership representing 12.52% of the outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 1999 the Partnership adopted the liquidation basis of accounting due to the default of the mortgage at Shallowford Corners on December 15, 1999.

Prior to adopting the liquidation basis of accounting, the Partnership realized net income of approximately $874,000 compared to a net loss of approximately $1,090,000 for the year ended December 31, 1999 and 1998, respectively. The increase in net income for the year ended December 31, 1999 is primarily due to the gain on the sales of the Partnership's properties as discussed below and to a lesser extent, the recognition of the cumulative effect of adopting a new accounting principle during the year ended December 31, 1999.

Excluding the operations of Tucson Airport Hotel and Green Valley Hotel, the losses from continuing operations for the year ended December 31, 1999 and 1998 were approximately $312,000 and $359,000, respectively. The decrease in losses from continuing operations is due to a decrease in total expenses, which was partially offset by a decrease in total revenues. Total revenues decreased due to decreases in rental revenue and other income which were partially offset by the gain on the sale of Perimeter Square in 1999 as discussed below. Rental revenues decreased due to the sale of Perimeter Square in July of 1999. Other income decreased due to lower cash balances in interest bearing accounts.

Total expenses decreased due to decreases in rental operations expenses, mortgage interest expense, property tax expense and depreciation expense, partially offset by an increase in general and administrative expense. The decrease in rental operation expense and mortgage interest expense were due to the sale of Perimeter Square in July of 1999. The decrease in depreciation expense was due to assets becoming fully depreciated at Shallowford Corners during 1999 as well as the sale of Perimeter Square. General and administrative expense remained relatively constant and included professional fees associated with operating the Partnership. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $662,000 after payoff of the mortgage and payment of closing costs. The
Partnership realized a gain of approximately $64,000 on the sale. The Partnership realized a loss on the early extinguishment of the debt encumbering Perimeter Square of approximately $3,000 consisting of the write-off of unamortized loan costs.

On August 10, 1999, the Partnership sold the Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $544,000 after payoff of the mortgage and payment of closing costs. The Partnership realized a gain of approximately $917,000 on the sale. The Partnership realized a loss on the early extinguishment of the debt encumbering the property of approximately $42,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

On December 17, 1999, the Partnership sold Tucson Airport Hotel, located in Tucson, Arizona to an unaffiliated party for net sales proceeds of approximately $2,060,000. The Partnership realized a net gain of approximately $623,000 on the sale during fourth quarter 1999. The Partnership also recognized a gain on the early extinguishment of the debt encumbering the property of approximately $69,000 consisting of the write off of the excess liability accrued in 1998 for the estimated fair value of the equity participation feature of the loan (see "Item 7. Financial Statements - Note B"), partially offset by the write-off of the associated mortgage discount and a prepayment penalty.

Best Western Green Valley Hotel and Tucson Airport Hotel were the only hotels owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the hotel segment have been shown as income from discontinued operations and gain on sale of discontinued operations. The revenues of these properties were approximately $5,933,000 and $6,914,000 for 1999 and 1998, respectively. Loss from operations was approximately $378,000 and $461,000 for 1999 and 1998, respectively. The decrease in loss from discontinued operations was primarily due to the sale of the Green Valley Hotel in August of 1999 which resulted in only eight months of losses compared to a full year in 1998.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Partnership will liquidate during 2000 (see "Item 7. Financial Statements - Note A"). The indebtedness encumbering the remaining property was in default at December 31, 1999, and the property was subsequently foreclosed on by the lender.

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $5,836,000 compared to approximately $2,904,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $2,932,000 since the year ended December 31, 1998 is due to approximately $10,317,000 of cash provided by investing activities and approximately $318,000 of cash provided by operating activities which was partially offset by approximately $7,703,000 of cash used in financing activities. Cash provided by investing activities consisted of property sales proceeds, partially offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consisted primarily of repayments of notes payable on sold properties and, to a lesser extent, payments on the mortgages encumbering the Partnership's properties, prepayment penalties paid and an appreciation fee paid. The Registrant invests its working capital reserves in money market accounts.

Distributions from operations of approximately $599,000 were paid to the limited partners during the year ended December 31, 1998. There were no distributions during the year ended December 31, 1999. Subsequent to December 31, 1999, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, The Green Valley Hotel, and the Tucson Airport Hotel, and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations. Due to the foreclosure of the Partnership's last remaining property, the General Partner anticipates distributing the remaining cash, less reserves needed to terminate the Partnership during the near future.

The first mortgage on Shallowford Corners Shopping Center of $7,750,000 matured April 15, 1997. On October 15, 1997, the General Partner negotiated a forbearance agreement with the holder of the mortgage and had operated under this agreement until the Partnership defaulted on December 15, 1999. As a result of the mortgage entering into a default status, the lender foreclosed on the mortgage and subsequently sold the property on March 7, 2000 for $7,650,000 to an unaffiliated party.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described above) and liabilities are presented at their estimated settlement amounts, including estimated income, net of costs, associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

At December 31, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $269,000 which is included in the Statement of Changes in Partners' Capital/Net Assets In Liquidation. The adjustments are summarized as follows:

                                                    Increase (Decrease)
                                                       in Net Assets
                                                       (in thousands)
Adjustment from book value of property and
   improvements to estimated net realizable value          $ 307
Adjustment of debt to net settlement amount                  100
Adjustment of other assets                                  (138)
Net increase in net assets                                 $ 269

Tender Offers

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 7,501 limited partnership units in the Partnership representing 12.52% of the outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

LIST OF FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors

Consolidated Statement of Net Assets in Liquidation - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital/Net Assets in Liquidation - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                          Independent Auditor's Report

The Partners
Drexel Burnham Lambert Real Estate Associates III



We have audited the accompanying consolidated statement of net assets in liquidation of Drexel Burnham Lambert Real Estate Associates III (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital/net assets in liquidation and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note A, due to the imminent foreclosure of its investment property, the General Partner has decided, effective December 31, 1999, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Partnership changed its method of accounting for a mortgage loan with a participation feature by adopting the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers" on January 1, 1998.

                                                                     /s/KPMG LLP

Greenville, South Carolina
March 24, 2000

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (in thousands, except unit data)

                                December 31, 1999

Assets

  Cash and cash equivalents                                       $ 5,836
  Receivables and deposits                                             23
  Investment property                                               7,650

                                                                   13,509

Liabilities

  Accounts payable                                                     79
  Tenant security deposit                                              27
  Other liabilities                                                   340
  Mortgage note payable (in default)                                7,650
  Due to affiliate                                                    173

                                                                    8,269

Net assets in liquidation                                         $ 5,240


         See Accompanying Notes to Consolidated Financial Statements

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      Consolidated Statements of Operations

                       (in thousands, except unit data)


                                                         Years Ended December 31,
                                                            1999           1998
Revenues:                                                               (restated)
    Rental operations (Note J)                             $ 1,526       $ 1,722
    Other income                                               110           132
    Gain on sale of investment property                         64            --
       Total revenues                                        1,700         1,854

Expenses:
    Rental operations                                          413           488
    General and administrative                                 222           221
    Mortgage interest                                          866           949
    Property taxes                                              98           121
    Depreciation                                               413           434
       Total expenses                                        2,012         2,213

Loss from continuing operations                               (312)         (359)
Loss from discontinued operations                             (378)         (461)
Gain on sale of discontinued operations (Note G)             1,540            --

Net income (loss) before cumulative effect of a
    change in accounting principle and extraordinary
     item                                                      850          (820)
Cumulative effect on prior years of adopting
    Statement of Position 97-1 for mortgage

    participation                                               --          (270)

Extraordinary gain on early extinguishment of debt              24            --

Net income (loss) (Note L)                                  $  874        $(1,090)

Net income (loss) allocated to general partner              $  126         $ (11)
Net income (loss) allocated to limited partners                748        (1,079)

                                                            $  874        $(1,090)

Net income (loss) per partnership unit:
Net income (loss) before cumulative effect of a change
  in accounting principle and extraordinary item           $ 12.12       $  (13.55)
Cumulative effect on prior years of adopting Statement
  of Position 97-1 for mortgage participation               $   --         $ (4.46)
Extraordinary gain on early extinguishment of debt             .37             --
Net income (loss)                                          $ 12.49       $ (18.01)

Distribution per limited partnership unit                   $  --         $ 10.00

         See Accompanying Notes to Consolidated Financial Statements

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

          Consolidated Statements of Changes in Partners' (Deficit)
                      Capital/NET ASSETS IN LIQUIDATION
                       (in thousands, except unit data)



                                        Limited
                                      Partnership     General      Limited
                                         Units       Partner's    Partners'     Total

Original capital contributions           60,095         $ 1        $30,048     $30,049

Partners' (deficit) capital at
  December 31, 1997                      59,905       $ (122)      $ 5,908     $ 5,786

Distributions paid to limited
  partners                                   --            --         (599)       (599)

Net loss for the year ended
  December 31, 1998                          --           (11)      (1,079)     (1,090)

Partners' (deficit) capital at
  December 31, 1998                      59,905          (133)       4,230       4,097

Net income for the year ended
  December 31, 1999                          --           126          748         874

Partners (deficit) capital at
  December 31, 1999                      59,905        $ (7)       $ 4,978       4,971

Adjustment to liquidation basis
 (Note C)                                                                          269

Net assets in liquidation at
  December 31, 1999                                                            $ 5,240


         See Accompanying Notes to Consolidated Financial Statements

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                           Years Ended December 31,
                                                                1999        1998
Cash flows from operating activities:
   Net income (loss)                                           $ 874       $(1,090)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Cumulative effect of adopting SOP 97-1                        --          270
     Gain on sale of investment property                          (64)
     Extraordinary gain on early extinguishment of debt           (24)          --
     Gain on sale of discontinued operations                   (1,540)          --
     Depreciation                                               1,048        1,194
     Amortization of loan costs, lease commissions, and
      debt discount                                                57           79
     Accretion of debt discount                                    30           30
     Change in accounts:
      Receivable and deposits                                     465         (137)
      Other assets                                                 99          (12)
      Accounts payable                                           (235)         (38)
      Tenant security deposit liabilities                         (20)           4
      Accrued property taxes                                     (209)          87
      Due to affiliate                                            (93)        (494)
      Other liabilities                                           (70)         158
            Net cash provided by operating activities             318           51

Cash flows from investing activities:

   Property improvements and replacements                         (81)        (338)
   Proceeds from sale of investment property and
     discontinued operations                                   10,404           --
   Lease commissions paid                                          (6)          --
            Net cash provided by (used in) investing
              activities                                       10,317         (338)

Cash flows from financing activities:

   Payments on mortgage notes payable                            (278)        (294)
   Distributions paid to partners                                  --         (599)
   Loan costs paid                                                 --          (25)
   Appreciation premium paid                                     (165)          --
   Prepayment penalty                                            (122)          --
   Repayment of notes payable                                  (7,138)          --
            Net cash used in financing activities              (7,703)        (918)

Net increase (decrease) in cash and cash equivalents            2,932       (1,205)

Cash and cash equivalents at beginning of year                  2,904        4,109

Cash and cash equivalents at end of year                      $ 5,836      $ 2,904

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $ 1,315      $ 1,552

         See Accompanying Notes to Consolidated Financial Statements

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Basis of Presentation

As of December 31, 1999, Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the default of the first mortgage on Shallowford Corners on December 15, 1999. Subsequent to December 31, 1999, the lender foreclosed on the property and sold it to an unaffiliated party on March 7, 2000 for $7,650,000.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

Note B - Organization and Significant Accounting Policies

Organization:

The Partnership was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated
December 21, 1984. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Note D
- Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2004, unless terminated prior to such date.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owned and operated two hotels in Tucson and Green Valley, Arizona, which were sold during 1999, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owns and operates a shopping center in Roswell, Georgia. All material inter-entity transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), which is a shopping center in Tulsa, Oklahoma, which was sold during 1999.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. As a result of the Partnership adopting the liquidation basis of accounting, the Partnership's mortgage note payable, which is in default, was adjusted to the estimated net realizable value of the collateral securing the debt. The net effect of the adoption was to decrease the carrying value of the note totaling $7,750,000 by approximately $100,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership's commercial property requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space, and is current on rental payments.

Investment Property:

The investment property consists of one retail center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the year ended December 31, 1998. As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value at December 31, 1999. The effect of adoption was to increase the carrying value of the investment property by approximately $307,000.

Depreciation:

Depreciation was provided by the straight-line method over the estimated lives of the investment properties and related personal property. Subsequent to December 31, 1999, no depreciation will be recorded under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and
(2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Tenant improvements were depreciated using the straight-line method over the tenant's lease term.

Loan Costs:

Loan costs of approximately $450,000, have been completely amortized at December 31, 1999.

Participation Mortgage Note Payable:

The Partnership adopted the provision of the AICPA Statement of Position ("SOP") 97-1 "Accounting by Participating Mortgage Loan Borrowers" on January 1, 1998. The new pronouncement requires a borrower to estimate the fair value of equity participation features by the lender and accrue such amounts at the inception of the loan. The offsetting discount is accredited to interest expense over the life of the loan. The total estimated fair value of this equity participation feature is $390,000 and was recorded in other liabilities. The cumulative effect of adopting this SOP at the beginning of 1998 was an increase in the net loss of $270,000 and the accretion of the discount recognized in 1999 and 1998 was $30,000 each year. The property with the mortgage with an equity participation feature was sold in December of 1999 (see "Note G" for further details).

Leases:

The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.

Lease Commissions:

At December 31, 1999, unamortized lease commissions of approximately $46,000 were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value. Lease commissions were being amortized using the straight-line method over the terms of the respective leases.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note N" for required disclosure.

Reclassifications:

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $269,000 which is included in the Statement of Changes in Partners' Capital (Deficit)/Net Assets In Liquidation. The adjustments are summarized as follows:

                                                          Increase (Decrease)
                                                             in Net Assets
                                                            (in thousands)
Adjustment from book value of property and
   improvements to estimated net realizable value                $ 307
Adjustment of debt to net settlement amount                        100
Adjustment of other assets                                        (138)

Net increase in net assets                                       $ 269

Note D - Transfer of Control

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note E - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                            1999       1998
                                                             (in thousands)
Property management fees (included in operating
  expenses)                                                 $ --       $399
Reimbursement for services of affiliates (included in
  general and administrative expenses)                        65         95

For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $399,000 for the nine months ended September 30, 1998. Effective October 1, 1998 these services for the commercial and hotel properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $65,000 and $95,000 for the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999, the Partnership owed an affiliate of the General Partner approximately $174,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at December 31, 1999, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $3,000 in both 1999 and 1998. Total accrued interest payable of approximately $21,000 is included in other liabilities at December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 7,501 limited partnership units in the Partnership representing 12.52% of the outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Sale of Investment Property

On July 21, 1999, the Partnership sold Perimeter Square to an unaffiliated third party, P & H Properties, L.L.C., for net sales proceeds of approximately $662,000 after payoff of the mortgages and payment of closing costs. The
Partnership  realized  a  gain  of  approximately   $64,000  on  the  sale.  The
Partnership realized a loss on the early extinguishment of debt encumbering Perimeter Square of approximately $3,000 consisting of the write off of unamortized loan costs.

The sales transaction is summarized as follows (amounts in thousands):

           Net sale price, net of selling costs          $ 2,032
           Net real estate (1)                            (1,953)
           Net other assets                                  (15)
             Gain on sale of real estate                 $    64

(1)   Net of accumulated depreciation of approximately $2,546,000.

Note G - Sale of Discontinued Operations

On August 10, 1999, the Partnership sold the Green Valley Hotel to an unaffiliated third party for net sales proceeds of approximately $544,000 after payoff of the mortgage and payment of closing costs. The Partnership realized a gain of approximately $917,000 on the sale. The Partnership realized a loss on the early extinguishment of the debt encumbering the property of approximately $42,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

The sales transaction is summarized as follows (amounts in thousands):

           Net sale price, net of selling costs          $ 3,102
           Net real estate (1)                            (2,175)
           Net other assets                                  (10)
             Gain on sale of real estate                 $   917

(1)   Net of accumulated depreciation of approximately $3,384,000.

On December 17, 1999, the Partnership sold the Tucson Airport Hotel to an unaffiliated third party for net sales proceeds of approximately $2,060,000 after payoff of the mortgage and payment of closing costs. The Partnership realized a gain of approximately $623,000 on the sale. The Partnership also recognized a gain on the early extinguishment of the debt encumbering the property of approximately $69,000 consisting of the write-off of the excess liability accrued in 1998 for the estimated fair value of the equity participation feature of the loan (see "Note B"), partially offset by the write-off of the associated mortgage discount and a prepayment penalty.

The sales transaction is summarized as follows (amounts in thousands):

           Net sale price, net of selling costs             $ 5,270
           Net real estate (2)                               (4,730)
           Net other liabilities                                 83

             Gain on sale of real estate                     $  623

(2)   Net of accumulated depreciation of approximately $6,719,000.

Best Western Green Valley Hotel and Tucson Airport Hotel were the only hotels owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the hotel segment have been shown as income from discontinued operations and gain on sale of discontinued operations. The revenues of these properties were approximately $5,933,000 and $6,914,000 for 1999 and 1998, respectively. Loss from operations was approximately $378,000 and $461,000 for 1999 and 1998, respectively.

Note H - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                                 Principal    Monthly                          Principal
                                Balance At    Payment                           Balance
                               December 31,  Including  Interest  Maturity       Due At
Property                           1999       Interest    Rate      Date        Maturity
                                    (in thousands)                           (in thousands)

Shallowford Corners              $ 7,750       $ 65     10.00%   04/15/97     $ 7,750
 1st mortgage in default (1)
Adjustment to liquidation
 basis                              (100)

Totals                           $ 7,650

(1) As a result of the Partnership adopting the liquidation basis of accounting, the mortgage note payable was adjusted to the estimated net realizable value of the property securing the debt. The net effect of the adoption was to decrease the carrying value of the note by $100,000.

Note I - Partners' Capital

Pursuant to a public offering, 60,095 Limited Partnership Units ("Units") were sold at $500 per Unit. During 1994 partners holding 190 Units abandoned their interests. The calculation of net loss per limited partner unit in 1999 and 1998 is based on 59,905 Units outstanding.

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

In accordance with the Partnership Agreement, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions were made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1999, the unpaid preferred return arrearage totaled approximately $26,380,000.

Note J - Operating Leases and Preferred Returns

Operating Leases

The Partnership leases office and retail space to tenants at the Shallowford property under lease agreements which expire on various dates through 2006. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1999 (in thousands):

           2000                  $  928
           2001                     830
           2002                     497
           2003                     358
           2004                     342
        Thereafter                  539

           Total                 $3,494

A major tenant in Shallowford leases approximately 39% of available space under a lease expiring in 2006. Rental income recognized under this lease amounted to approximately $341,000 for each of the years ended December 31, 1999 and 1998.

Preferred returns

The DBLAV joint venture agreement provides, among other things, that the cash flow from operations of both properties will be used first to pay the Partnership a preferred return on its cash investments.

Note K - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings
                                                        and Related    Adjustment to
                                                         Personal       Liquidation
Description                 Encumbrance        Land      Property          Basis
                           (in thousands)                             (in thousands)

Shallowford Corners           $ 7,650        $ 5,882      $ 6,442         $(4,674)



                      Gross Amount At Which
                             Carried
                       At December 31, 1999
                          (in thousands)
                             Buildings
                                And
                              Related
                              Personal          Accumulated    Year of       Date    Depreciable
Description           Land    Property  Total  Depreciation  Construction  Acquired  Life-Years

Shallowford Corners $ 5,604   $ 2,046   $7,650     (1)          1985       12/30/86   3-30 yrs

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to the net realizable value and will not be depreciated further.

Reconciliation of Real Estate and Accumulated Depreciation:


                                                 Years Ended December 31,
                                                    1999          1998
                                                      (in thousands)
Real Estate

Balance at beginning of year                      $ 33,718      $ 33,380
  Property improvements                                 81           338
  Disposals of property                            (21,581)           --
  Adjustment to liquidating basis                   (4,568)           --
Balance at end of year                             $ 7,650      $ 33,718

Accumulated Depreciation

Balance at beginning of year                      $ 16,476      $ 15,282
  Additions charged to expense                       1,048         1,194
  Dispositions of properties                       (12,649)           --
  Adjustment to liquidating basis                   (4,875)           --
Balance at end of year                              $   --      $ 16,476

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, respectively, is approximately $10,468,000 and $32,613,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, respectively, is approximately $5,275,000 and $16,987,000.

Note L - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of the Partnership's net income (loss) for financial and Federal tax reporting purposes (in thousands):

                                                   Years Ended December 31,
                                                      1999           1998
Net income (loss) as reported                        $  874         $ (790)
Excess of book over tax depreciation and
  amortization                                       (1,326)            23
Provision for doubtful accounts                          13             (9)
Nondeductible employee meals                              7             14
Other                                                   179             16
      Federal taxable net loss                      $  (253)        $ (746)
Federal taxable loss per limited
  partnership                                       $ (4.22)       $(12.43)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 1999

Net assets as reported in liquidation          $ 5,342
  Reserve for bad debt                              36
  Net book over tax fixed asset basis           (1,921)
  Other                                            814

Net assets - Federal tax basis                 $ 4,271

Note M - Distributions

In February 1998, the Partnership declared and paid a cash distribution from operations to the limited partners in the amount of approximately $599,000. There were no distributions declared in 1999.

Subsequent to December 31, 1999, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, the Green Valley Hotel, and the Tucson Airport Hotel and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations.

Note N - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: commercial and hotel properties. The Partnership's commercial property segment consisted of two retail shopping centers, one in Arizona and one in Georgia. The Partnership leases commercial space to tenants under various lease terms. The shopping center located in Arizona was sold to an unrelated party during 1999 (See "Note F - Sale of Investment Property" for further information regarding the shopping center sale). The Partnership's hotel property segment consisted of two hotels in Arizona. The two hotel properties held by the Partnership were sold to unrelated parties during 1999. Therefore, the hotel segment is reflected as discontinued operations (see "Note G - Sale of Discontinued Operations" for further discussion regarding the hotel sales).

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consisted of investment properties that offered different products and services. The reportable segments were each managed separately because they provided distinct services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

              1999                 Commercial       Hotel         Other       Totals
                                               (discontinued)
Rental operations                   $ 1,526         $   --          $ --      $ 1,526
Other income                             22             --            88          110
Interest expense (income)               896             --           (30)         866
Depreciation                            413             --            --          413
General and administrative
  expense                                --             --           222          222
Gain on sale of discontinued
  operations                             --          1,540            --        1,540
Gain on sale of investment
  property                               64             --            --           64
Loss from discontinued
  operations                             --           (378)           --         (378)
Extraordinary (loss) gain on
  early extinguishment of debt           (3)            27            --           24
Segment (loss) profit                  (151)         1,189          (164)         874
Net assets in liquidation                --             --         5,342        5,342
Capital expenditures for
  investment properties                  78              3            --           81


              1998                 Commercial       Hotel         Other       Totals
                                               (discontinued)
Rental operations                   $ 1,722           $ --          $ --      $ 1,722
Other income                             27             --           105          132
Interest expense                        949             --            --          949
Depreciation                            434             --            --          434
General and administrative
  expense                                --             --           221          221
Loss from discontinued
  operations                             --           (461)           --         (461)
Cumulative effect of adopting
  standard                               --           (270)           --         (270)
Segment loss                           (233)          (731)         (126)      (1,090)
Total assets                          9,356          9,830         1,782       20,968
Capital expenditures for
  investment properties                   1            337            --          338


Note O - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective  September 23, 1998,  the Registrant  dismissed its prior  Independent
Auditors, Pannell Kerr Forster PC ("PKF") and retained as its new Independent Auditors, KPMG LLP. PKF's Independent Auditor's Report on the Registrant's consolidated financial statements for the calendar year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of PKF, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the year ended December 31, 1997 and through September 23, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Since September 23, 1998, there were no disagreements between the Registrant and KPMP LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures.

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

The names of the directors and executive officers of DBL as of December 31, 1999, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                   Age     Position

Patrick J. Foye        42      Executive Vice President and Director

Martha L. Long         40      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

No directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                                            Number of Units     Percentage

           AIMCO Properties LP                   4,391            7.33%
             (an affiliate of AIMCO)
           Cooper River Properties, LLC          3,110            5.19%
             (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Cooper River Properties, LLC is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                   1999          1998
                                                     (in thousands)
Property management fees                           $  --        $ 399
Reimbursement for services of affiliates              65           95

For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial and hotel properties for providing property management services. The Partnership paid to such affiliates approximately $399,000 for the nine months ended September 30, 1998. Effective October 1, 1998 these services for the commercial and hotel properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $65,000 and $95,000 for the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999, the Partnership owed an affiliate of the General Partner approximately $174,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at December 31, 1999, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $3,000 in both 1999 and 1998. Total accrued interest payable of approximately $21,000 is included in other liabilities at December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 7,501 limited partnership units in the Partnership representing 12.52% of the outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                                INDEX TO EXHIBITS

Exhibit Number                      Description

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

    10.7 Purchase and Sale Contract between Registrant and P & H Properties, L.L.C., an Oklahoma limited partnership, dated May 18, 1999, incorporated by reference to Current Report on Form 8-K dated July 21, 1999.

    10.8 First Amendment to Purchase and Sale Contract between Registrant and P&H Properties, L.L.C., an Oklahoma limited partnership, dated June 4, 1999, incorporated by reference to Current Report on Form 8-K dated July 21, 1999.

    10.9 Second Amendment to Purchase and Sale Contract between Registrant and P&H Properties, L.L.C., an Oklahoma limited partnership, dated June 4, 1999, incorporated by reference to Current Report on Form 8-K dated July 21, 1999.

    10.10 Purchase and Sale Contract between Registrant and Pacifica Companies, a California Corporation, dated May 12, 1999, incorporated by reference to Current Report on Form 8-K dated December 1, 1999.

    10.11 First Amendment to Purchase and Sale Contract between Registrant and Pacifica Companies, a California Corporation, dated May 27, 1999, incorporated by reference to Current Report on Form 8-K dated December 1, 1999.

    10.12 Purchase and Sale Contract between DBL Airport Valley Limited Partnership, an Arizona limited partnership and Jaykumar H. Shah, M.D. dated June 24, 1999 relating to the sale of Tucson Airport Hotel.

    10.13 First Amendment to Purchase and Sale Contract between DBL Airport Valley Limited Partnership, an Arizona limited partnership and Jaykumar H. Shah, M.D. dated June 24, 1999 relating to the sale of Tucson Airport Hotel.

    10.14 Second Amendment to Purchase and Sale Contract between DBL Airport Valley Limited Partnership, an Arizona limited partnership and Jaykumar H. Shah, M.D. dated September 29, 1999 relating to the sale of Tucson Airport Hotel.

    10.15 Third Amendment to Purchase and Sale Contract between DBL Airport Valley Limited Partnership, an Arizona limited partnership and Jaykumar H. Shah, M.D. dated December 2, 1999 relating to the sale of Tucson Airport Hotel.

    10.16 Fourth Amendment to Purchase and Sale Contract between DBL Airport Valley Limited Partnership, an Arizona limited partnership and Jaykumar H. Shah, M.D. dated December 10, 1999 relating to the sale of Tucson Airport Hotel.

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

                                                                   Exhibit 10.12

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

    DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    AS SELLER

                                       AND

                             JAYKUMAR H. SHAH, M.D.

                                  AS PURCHASER

                                   relating to

                              Clarion Hotel-Airport

                      6801 S. Tucson Blvd., Tucson, Arizona

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1 DEFINED TERMS......................................................1
ARTICLE 2 PURCHASE AND SALE OF PROPERTY......................................4
ARTICLE 3 PURCHASE PRICE & DEPOSIT...........................................4
ARTICLE 4 FINANCING..........................................................5
ARTICLE 5 FEASBILITY PERIOD..................................................5
ARTICLE 6 TITLE..............................................................7
ARTICLE 7 CLOSING............................................................9
ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER.13
ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING...................................17
ARTICLE 10 BROKERAGE........................................................18
ARTICLE 11 POSSESSION.......................................................18
ARTICLE 12 DEFAULTS AND REMEDIES............................................18
ARTICLE 13 RISK OF LOSS OR CASUALTY.........................................19
ARTICLE 14 RATIFICATION.....................................................19
ARTICLE 15 EMINENT DOMAIN...................................................19
ARTICLE 16 MISCELLANEOUS....................................................19

                     PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of June 24, 1999 (the "Effective Date") by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller") and JAYKUMAR H. SHAH, M.D., having a principal address at 536 Alta Vista, Monrovia, CA 91016 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

RECITALS

R-1...Seller holds legal title to a parcel of real estate located in Pima County, Arizona, on which certain improvements have been constructed.

R-2...Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as defined in this Purchase Contract) the Property will be conveyed to Purchaser;

R-3...Purchaser has agreed to pay to Seller the Purchase Price (as defined herein) for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

R-4...Purchaser has made such investigations regarding the Property, and Purchaser's intended uses of each of the Property as Purchaser has deemed necessary and desirable, has approved the same in all respects, subject only to the representations, warranties and covenants set forth in this Purchase Contract and does hereby agree to consummate the transactions contemplated by this Purchase Contract as set forth below.

                                    ARTICLE 1

                                  DEFINED TERMS

1.1 Defined Terms. Terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Assignment" shall have the meaning ascribed thereto in Section 7.2.1.3.
1.1.2 "Bill of Sale"  shall  have the  meaning  ascribed  thereto  in  Section
7.2.1.2.
1.1.3 "Broker" shall have the meaning ascribed thereto in Section 10.1. 1.1.4 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in Pima County, Arizona.

1.1.5 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.6 "Closing Date" means a date which is on or after September 15, 1999, but no later than September 17, 1999. 1.1.7 "Closing Statement" shall have the meaning ascribed thereto in Section 7.2.1.4.

1.1.8 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date. There are no Commercial Leases.

1.1.9 "Consultants" shall have the meaning ascribed thereto in Section 5.1.
1.1.10   "Deed" shall have the meaning ascribed thereto in Section 7.2.1.1.
1.1.11   "Deposit" shall have the meaning ascribed thereto in Section 3.1.1.
1.1.12   "Escrow  Agent"  shall have the meaning  ascribed  thereto in Section
          3.1.1.
1.1.13 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser. 1.1.14 "Excluded Permits" means those Permits which, under applicable law, are nontransferable.

1.1.15  "Feasibility  Period" shall have the meaning ascribed thereto in Section
5.1. 1.1.16 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances, inventory, automobiles and other articles of personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property. 1.1.17 "Franchise Agreement" means that certain Franchise Agreement, dated July 10, 1991, by and between Choice Hotels International, Inc. ("Choice Hotels") and Seller.

1.1.18 "Land" means all of that certain tract of land located in Pima County, Arizona, commonly known as 6801 South Tucson Boulevard, Tucson, Arizona, containing approximately 7.97 acres and more particularly described in Exhibit
1.1.18 attached hereto and made a part hereof and all rights, privileges and appurtenances pertaining thereto.

1.1.19 "Like Kind Exchange" and "Like Kind Exchange Property" shall have the meaning ascribed thereto in Section 16.18. 1.1.20 "Liquor License" means that certain liquor license issued by the Arizona Department of Liquor Licenses and Control, relating to the Property. 1.1.21 "Notice" shall have the meaning ascribed thereto in Section 16.6. 1.1.22 "Property" means the Land and Improvements described in the Recitals and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller issued to Property Contracts and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets.

1.1.23 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on ninety (90) days' or shorter Notice, except Commercial Leases, including, without limitation, those contracts described on Exhibit 1.1.23.

1.1.24  "Proration  Period" shall have the meaning  ascribed  thereto in Section
7.1.4. 1.1.25 "Improvements" means all buildings and improvements located on the Land taken "as is" containing approximately 95,164 gross square feet of building area.

1.1.26 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property owned by Seller and assignable without consent of any third party required for transfer, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid Items or (ix) books and records, except to the extent that Seller receives a credit on the Closing Statement for any such item.

1.1.27 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller or used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease, including without limitation, the Liquor License.

1.1.28 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.29 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property as described in Section 3.1.

1.1.30 "Tenant" means any person or entity entitled to occupy any portion of the
Property  under  a  Commercial  Lease.   1.1.31  "Title  Commitment"  or  "Title
Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.32   "Title  Company" shall have the meaning  ascribed  thereto in Section
          3.1.1.
1.1.33   "Title Insurer" shall have the meaning set forth in Section 6.1.

                                    ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                    ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

3.1 Purchase Price. The total purchase price ("Purchase Price") for the Property shall be FIVE MILLION EIGHT HUNDRED THOUSAND DOLLARS ($5,800,000.00), which shall be paid by Purchaser, as follows: 3.1.1 Deposit. On the date hereof, Purchaser shall deliver to Fidelity National Title Insurance Agency ("Escrow Agent" or the "Title Company") a deposit in the sum of One Hundred Thousand Dollars ($100,000.00) in cash (the "Deposit"). Purchaser and Seller each approve the form of escrow instructions attached as Exhibit 3.1.1.

3.1.2 Investment of Deposit. The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

3.1.3 Application of Deposit. If the sale of the Property is closed by the Closing Date, monies held as the Deposit shall be applied to the Purchase Price (and paid over to the Seller) on the Closing Date. One-half (1/2) of the Deposit, which is FIFTY THOUSAND DOLLARS ($50,000.00) (the "Non-Refundable Deposit"), shall be non-refundable to Purchaser for any reason as of the date of this Agreement. One-half (1/2) of the Deposit, which is FIFTY THOUSAND DOLLARS ($50,000.00) (the "Refundable Deposit"), shall be refundable to Purchaser until expiration of the Feasibility Period, as provided herein. If the sale of the Property is not closed by the Closing Date owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Refundable Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under
Section 5.3.

                                    ARTICLE 4

                                    FINANCING

4.1 Financing. Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and acquisition of such funds shall not be a condition to Purchaser's obligations under this Purchase Contract.

                                    ARTICLE 5

                               FEASIBILITY PERIOD

5.1 Feasibility  Period.  Subject to the terms of section 5.3 below,  for thirty
(30) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property and to investigate the Property: 5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. 5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.

5.1.4 To investigate the feasibility, prerequisites and costs associated with transfer of the Liquor License to Purchaser at Closing, including without limitation, investigation of acquisition of a temporary liquor license operating permit for the Property.

5.2 Termination. Should the results of any of the matters referred to in Section
5.1 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving Notice (as defined herein) to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under
Section 5.3, and Escrow Agent shall return the Refundable Deposit to Purchaser and deliver the Non-Refundable Deposit to Seller. If Purchaser fails to provide Seller with Notice of cancellation prior to the end of the Feasibility Period, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9.

5.3 Indemnity; Insurance. Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and the Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as loss payees or additional insureds (at the option of Seller), with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser. Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this section shall survive the Closing or termination of this Purchase Contract.

5.4 No Liens; Information. Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give written notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

                                    ARTICLE 6

                                      TITLE

6.1 Title Commitment. Purchaser and Seller acknowledge that, as of the Effective Date, Purchaser has received a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Fidelity National Title Insurance Company ("Title Insurer") for a standard coverage owner's title insurance policy, together with legible copies of all instruments identified as exceptions therein. Seller agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and a standard coverage owner's policy of title insurance purchased by Seller on behalf of Purchaser at the Closing. 6.2 Permitted Exceptions. Purchaser agrees to accept title to the Property and agrees that conveyance by the Deed (as defined herein) shall be subject to the following, all of which shall be deemed "Permitted Exceptions," and Purchaser agrees to accept the Deed and title to the Property subject thereto: 6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing); and 6.2.2 Such exceptions and matters as the Title Company shall be willing to omit as exceptions to coverage; and
6.2.3 All Commercial Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business; and
6.2.4 All Property Contracts and any other existing contracts created in the ordinary course of business by Seller, which are not identified for termination by Purchaser during the Feasibility Period; and 6.2.5 Real estate and property taxes to the extent not due and payable; and 6.2.6 Defects and exceptions which do not materially and adversely affect the condition of title to the Property and its use as of the Effective Date. 6.3 Liens to be Paid at Closing. The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

6.4 Property Taxes to be Paid at Closing. Unpaid liens for any and all taxes, charges and regular and special assessments shall not be objections to title, but shall be prorated between Seller and Purchaser as of the Closing Date, subject to the provisions for apportionment of taxes contained herein. 6.5 Franchise Taxes to be Paid at Closing. Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the Property or otherwise against Purchaser or its affiliates.

6.6 Financing Statements to be Released at Closing. If on the Closing Date there are conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than six (6) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-2 continuation statements within the past six (6) years prior to such Closing, such financing statements shall not be deemed to be an objection to title.

6.7 Title at Closing. If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case
Purchaser  and Seller  shall  proceed to  consummate  the Closing on the Closing
Date.

6.7.1.  If Purchaser  timely gives Seller such Notice,  Seller shall have thirty
(30) days to cure, at its option, such objection or unfulfilled condition.

6.7.2 If during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause a title insurance company to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser Notice thereof, and if Purchaser does not waive such objection by Notice delivered to Seller and the title company issuing the Title Commitment on or before seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event the parties hereto shall have no further obligations to each other.

6.8 No Additional Liens. Seller covenants that it will not voluntarily create or cause any lien or encumbrance (other than Commercial Leases and Property Contracts in the ordinary course of business) to attach to the Property between the date of this Purchase Contract and the Closing Date; any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding, and Seller may elect not to discharge the same. 6.9 No Objections to Permitted Encumbrances. Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception or that has been waived or deemed to have been waived by Purchaser.

6.10 Survey. Neither party shall be required to obtain a survey for the Property. If Purchaser's lender shall require a survey of the Property, Purchaser shall obtain such survey at Purchaser's sole cost and expense.

                                    ARTICLE 7

                                     CLOSING

7.1 Dates, Places Of Closing, Prorations, and Delinquent Rent. 7.1.1 Place; Closing Date. The Closing shall take place in the offices of Escrow Agent at Escrow Agent's office in Tucson, Arizona, or such other place as the parties shall mutually agree upon on or before the Closing Date. Seller and Purchaser agree that either party may deliver documents by overnight air courier or other means so that such party need not be physically present at the Closing.

7.1.2 Extension. The Closing Date may be extended without penalty at the sole option of Seller to a date not later than ninety (90) days following the Closing Date specified above, in order to allow Seller additional time to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

7.1.3. Prorations. At Closing, the Escrow Agent shall make appropriate prorations, credits, debits and adjustments in accordance with Exhibit 7.1.3 as of the Closing Date, with Seller generally being entitled to or charged for, as the case may be, revenues and expenses relating to the Property attributable to the period up to the Closing Date (and further credited for any amounts paid by Seller attributable to the period on or after the Closing Date), and Purchaser being entitled to or responsible for, as the case may be, all of same attributable to the period on and after the Closing Date. The proration shall be final and unadjustable except as provided in the following paragraph, and the provisions of this Section 7.1.3. shall apply during the Proration Period (as defined below).

7.1.4. Proration Period. If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until three (3) months after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. Any Rents that have accrued, but have not yet been paid shall be prorated in accordance with estimates based upon the prior years'
information (or reasonable estimates of Seller if no such prior years' information is available), and shall be subsequently readjusted and reapportioned upon receipt. Purchaser shall pay Seller for rents and other receivables and revenues that have accrued, but are not yet due and payable, at Closing.

7.2  Items To Be Delivered Prior To Or At Closing.
7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:
 7.2.1.1 Deed. A special  warranty deed ("Deed") in the form attached as Exhibit
7.2.1.1 to Purchaser. The acceptance of the Deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

 7.2.1.2 Bill of Sale. A "Bill of Sale" without recourse or warranty in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property. Purchaser shall execute the Bill of Sale so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

 7.2.1.3 Assignment An assignment and assumption agreement ("Assignment") in the form attached as Exhibit 7.2.1.3, transferring without recourse or warranty all of Seller's right, title and interest in and to the Miscellaneous Property Assets to Purchaser, subject to any consents of third parties required for transfer. Purchaser shall assume Seller's obligations thereunder.

 7.2.1.4 Closing Statement. A closing settlement statement executed by Seller ("Closing Statement").

 7.2.1.5 Seller's Title Affidavit. An affidavit in customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions relating to mechanics liens and parties in possession from the title insurance policy to be issued at Closing, provided that such affidavit does not subject Seller to any greater liability or impose any additional obligations on Seller, other than as set forth in this Purchase Contract.

 7.2.1.6 Non-Foreign Certificate. A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

 7.2.1.7 Certificate of Title. Certificate of titles transferring to Purchaser good title to all automobiles and trucks comprising the Fixtures and Tangible Personal Property.

 7.2.1.8 Baggage. A list of all baggage checked or left in the care of Seller at 7:00 a.m. of the Closing Date.
 7.2.1.9 Employee List. A list of all on-site employees of Seller as set forth in Section 7.5.

 7.2.1.10Delivery of Other Items. Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to Seller the following items with respect to each Property being conveyed or transferred by merger at such Closing:

 7.2.2.1 Purchase Price. The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price to satisfy the same, provided that Seller shall have delivered to Purchaser, or to Purchaser's designee, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

 7.2.2.2 Closing Statement.  The Closing Statement executed by Purchaser.
 7.2.2.3 Bill of Sale.  An executed counterpart of the Bill of Sale.
 7.2.2.4 Assignment. An executed counterpart of the Assignment.
 7.2.2.5 Hart-Scott-Rodino  Compliance.   Written  evidence  of  Purchaser's
compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

 7.2.2.6 Other Items. Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.
7.3 Franchise Agreement. Purchaser agrees to cancel the Franchise Agreement as of September 15, 1999.
7.4 Liquor License. Purchaser shall be solely responsible for obtaining any consents and payment of any fees relating to transfer of the Liquor License to Purchaser at Closing, and Seller shall reasonably cooperate with Purchaser regarding such transfer.
7.5 Termination of Employees. Seller shall terminate all employees of Seller (salaried, hourly or otherwise) who are employed in connection with the operation or management of the Property effective as of 7:00 a.m. on the Closing Date, and Seller shall be solely responsible for any amount payable to or in respect of any such employees and all other claims relating to such employees, including in each case any employees who are hired by Purchaser, and including without limitation all wages, salaries, gratuities and accrued benefits, accrued vacation and fringe benefits, health benefits and claims, severance obligations, taxes and all other liabilities associated with the employment of any employee to (but not including) the Closing Date. Purchaser shall have the right after the Effective Date to contact and interview current employees of Seller and to review all files in the possession of Seller relating to such employees. Purchaser intends to employ most, if not all, of those on-site salaried employees of Seller as well as the on-site hourly employees of Seller listed on a schedule thereof to be prepared by Seller and delivered to Purchaser on the Closing Date, all of whom will be released from the employ of Seller at (or prior to) Closing. Purchaser agrees to notify Seller prior to expiration of the Feasibility Period of any such listed employees to whom Purchaser does not intend to offer employment so that Seller may comply with any obligations pursuant to the Worker Adjustment and Retraining Notification Act, 29 U.S.C.
Section 2101 et seq. ("WARN") or under the Consolidated Omnibus Budget Reconciliation Act of 1985, Pub. L. No. 99-272, 100 Stat. 82 ("COBRA"). Each party shall assume responsibilities required of such party under WARN or COBRA, and each party shall indemnify and hold the other party harmless for liability resulting from WARN or COBRA directly or indirectly resulting from the transactions contemplated by this Agreement or by a such party's actions. This
Section 7.5 shall survive Closing and the delivery of the Deed and the other conveyance documents.

7.6 Safe Deposit Boxes. Seller shall, on or before the seventh (7th) day before the Closing Date, deliver written notices to any persons who have safe deposit boxes at the Property as of the Closing Date advising of the sale of the Property to Purchaser and requesting the removal and verification of the contents on or prior to the Closing Date. Purchaser may have a representative on the Property during such removal of the contents of the safe deposit boxes and participating in the verification thereof. 7.7 Assumption of Liabilities. Purchaser assumes any and all liability for the following items located on the Property as of the Closing Date: personal property of guests of the Property, the contents of safe deposit boxes and baggage.

                                    ARTICLE 8

      REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

8.1  Representations And Warranties Of Seller.

8.1.1 Representations and Warranties. For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

 8.1.1.1 Seller is a lawfully and duly organized limited partnership, in good standing under the laws of the state of Arizona; and has or at Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

 8.1.1.2 Seller owns fee title to the Property, subject only to the Permitted Exceptions;

 8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and Tenants.

 8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property fully and completely to Purchaser at Closing, or to fulfill Seller's obligations hereunder, and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

 8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

 8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property;

 8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property; and

 8.1.1.8 Seller discloses that the Seller has not yet provided certain information relating to Seller's acquisition of the Property and the Liquor License to the Arizona Department of Liquor Licenses and Control. Seller makes no representation or warranty as to the validity, status or transferability of the Liquor License.

8.1.2 As Is Purchase. Except for the representations and warranties expressly set forth above in Section 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is relying upon, no information provided by Seller, and Purchaser is not relying on any statements, representations or warranties, express or implied, made by or enforceable directly against Seller, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, the state, federal, county or local law, ordinance, order, permit or suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by Tenants or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or Tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or Tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close the transaction described herein and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section 8.1.3 below. 8.1.3 Survival. Seller and Purchaser agree that those representations contained in Section 8.1.1 shall survive Closing for a period of one (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1.1 that survives Closing must be commenced within one (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1.1 and Purchaser had knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith. 8.1.4 Definition of "Knowledge". Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term "Designated Representative" shall refer to James R. Green.

8.1.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date, and such representations and warranties shall survive Closing:

 8.1.5.1 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

 8.1.5.2  Purchaser  has the power and  authority  to execute  and  deliver  and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any provision of any law, governmental rule or regulation currently in effect, (ii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and
(iii) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

 8.1.5.3 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

                                    ARTICLE 9

                         CONDITIONS PRECEDENT TO CLOSING

9.1 Purchaser's Conditions. Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: 9.1.1 Documents Delivered. All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser; 9.1.2 Representations and Warranties. Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date; 9.1.3 Covenants. Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; 9.1.4 No Other Conditions. Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to close the transaction described herein except as expressly set forth above. 9.2 Seller's Conditions. Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close the transaction described herein shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: 9.2.1 Representations and Warranties. Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time. 9.2.2 Covenants. Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price. 9.2.3 Litigation. There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser. 9.2.4 Hart-Scott-Rodino. Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

                                   ARTICLE 10

                                    BROKERAGE

10.1 Broker. Seller represents and warrants to Purchaser that it has dealt only with Insignia/ESQ Hotel Partners (Jack Carr), 1401 Dove Street, Suite 500, Newport Beach, California 92660, Phone: (949) 553-0808, Fax: (949) 553-0606
("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the misrepresentations, acts or omissions of the indemnifying party. 10.2 Commission. Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

                                   ARTICLE 11

                                   POSSESSION

11.1 Possession. Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

12.1 Seller's Remedies. In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or Purchaser defaults hereunder prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Purchaser's Remedies. Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit (or so much thereof as has been received by Escrow Agent).

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

13.1 Risk of Loss. The risk of loss or damage to the Property by fire or other casualty until the Deed is recorded is assumed by the Seller, provided that the Seller's responsibility shall be only to the extent of any recovery from insurance now carried on the Property. Upon assignment to Purchaser of any insurance proceeds in respect of fire or other casualty occurring between the Effective Date and the Closing, Purchaser shall have no right to terminate this Purchase Contract on account thereof, but Seller shall assign to Purchaser its interest in and to any insurance policies and proceeds thereof payable as a result of such damage or destruction. Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option, in which case Seller may apply the insurance proceeds to the costs of restoration.

                                   ARTICLE 14

                                  RATIFICATION

14.1 Ratification. This Purchase Contract shall be null and void unless fully executed by Purchaser and Seller on or before 5PM, June 24, 1999.

                                   ARTICLE 15

                                 EMINENT DOMAIN

15.1 Eminent Domain. In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving Notice within fifteen (15) days of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16

                                  MISCELLANEOUS

16.1 Exhibits And Schedules. All exhibits and schedules annexed hereto are a part of this Purchase Contract for all purposes. 16.2 Assignability. This Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party; provided however that Purchaser may assign its interest in this Purchase Contract to any entity controlled by or under common control with Purchaser pursuant to a written assumption agreement, signed by the assignor and the assignee and pursuant to which the named Purchaser shall remain liable jointly and severally with such assignee as Purchaser for all obligations of Purchaser under this Purchase Contract.

16.3 Binding Effect. This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4 Captions. The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof. 16.5 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate. 16.6 Notices. All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or the nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing addressed as follows:

    If to Seller:                       If to Purchaser:

    DBL Airport Valley Limited          Jaykumar H. Shah, M.D.
    Partnership                         536 Alta Vista
    c/o Clarion Hotel                   Monrovia, CA  91016
    6801 S. Tucson Blvd.                Phone:  (626) 357-9888
    Tucson, AZ  85706                   Fax:  (626) 256-6897
    Attn:  Mr. James R. Green
    Phone: (520) 746-3932
    Fax:  (520) 889-9934

    and

    Argent Real Estate
    Attention:  David Marquette
    1401 Brickell Avenue, Suite 520
    Miami, FL 33131
    Phone:  (305) 374-3052
    Fax: (305) 371-6898

    with a copy to:

    Richard A. Cohn, Esquire
    Bryan Cave LLP
    700 Thirteenth Street, N.W.
    Washington, D.C.  20005-3960
    Phone:  (202) 508-6000
    Fax:  (202) 508-6200
                                        In each case with a copy to:

    with a copy to:
                                        Fidelity National Title Insurance
                                        Company

    Margaret E. Koppen, Esquire         National Title Services
    Bryan Cave LLP                      700 Louisiana, Suite 2600
    2 N. Central Ave., Suite 2200       Houston, TX  77002
    Phoenix, AZ  85004                  Attn:  Ms. Lolly Avant, Vice President,
    Phone:  (602) 364-7492              National Closing Specialist
    Fax:  (602) 364-7070                Phone:  (800) 879-1677
                                        Fax:  (713) 225-2726


         Any of the parties may designate a change of address by Notice to the other parties. Whenever in this Purchase Contract the giving of Notice is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7 Governing Law And Venue. The laws of the State of Arizona shall govern the validity, construction, enforcement, and interpretation of this Purchase
Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court. 16.8 Entirety And Amendments. This Purchase Contract embodies the entire agreement between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9 Severability. If any of the provisions of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase
Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10 Multiple Counterparts. This Purchase Contract may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11 Further Acts. In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12 Construction. No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, have fully participated in the negotiation of this instrument.

16.13 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract
(i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

16.14 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract. 16.15 Cumulative Remedies And Waiver. Except as otherwise provided herein, no remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing. 16.16 Litigation Expenses. In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation. 16.17 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18 Exchange. At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a "like kind exchange" under Internal Revenue Code Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

16.19 Bulk Sales. Purchaser and Seller hereby agree that Seller shall have no responsibility for and shall take no action relating to compliance with the "bulk sales law" of any applicable jurisdiction with respect to the transactions contemplated by this Purchase Contract. Purchaser shall indemnify and hold Seller harmless from and against any and all claims relating to any failure to comply with the "bulk sales law" of any applicable jurisdiction with respect to the sale and transfer of the Property. 16.20 Exclusivity. Purchaser and Seller hereby agree that Seller may continue to market the Property during the term of this Agreement, and any agreement executed by Seller during the term of this Agreement shall disclose the existence of this Agreement and a contingency to the closing of such additional agreement shall be the cancellation or other termination of this Agreement.

16.21 First Amendment. Purchaser and Seller hereby acknowledge that the parties are executing that certain First Amendment to Purchase and Sale Contract of even date with this Agreement.

NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.

                        Seller: DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION,  a
                                                New  York   corporation,   Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


                        Purchaser:



                                    JAYKUMAR H. SHAH, M.D.


EXHIBITS:
Exhibit 1.1.9           Legal Description of Land
Exhibit 1.1.23          Property Contracts
Exhibit 3.1.1           Escrow Instructions
Exhibit 7.1.3           Prorations
Exhibit 7.2.1.1         Special Warranty Deed
Exhibit 7.2.1.2         Bill of Sale
Exhibit 7.2.1.3         Assignment and Assumption Agreement
First Amendment to Purchase and Sale Contract

                                 EXHIBIT 1.1.23

                               Property Contracts

1. Permit to Operate, issued by PIMA COUNTY HEALTH DEPARTMENT, expiration date November 30, 1999.

2. Business License, issued by CITY OF TUCSON OCCUPATIONAL OR LIQUOR, expiration date December 31, 1999.

3. Warranty and Service Agreement, dated January 20, 1997, by and between MIS ASSOCIATES, INC., a Georgia corporation and Seller.

4.    Lease, dated April 20, 1987, by and between THE LAUNDRY MAN and Seller.

5. Equipment Lease/Use Agreement (re: copy machine), dated December 8, 1995, by and between COPYING DUPLICATING PRODUCTS, INC. and Seller.

6. Agreement for Spectravision Pay Per View Movies and Other Services, dated June 16, 1998, by and between ON COMMAND VIDEO, a Delaware corporation and Seller.

7. Agreement (re: postage meter), by and between NEOPOST LEASING/NEOPOST and Seller.

8. Hotel/Motel Bulk Rate Agreement, dated as of June 8, 1998, by and between ROBIN CABLE SYSTEMS OF TUCSON, an Arizona limited partnership, d/b/a TCI of Tucson and Seller.

                                  EXHIBIT 3.1.1

                               ESCROW INSTRUCTIONS

SELLER AND BUYER:

      1. Will deposit with Escrow Agent all documents necessary to complete the sale as established by the terms of these instructions and authorize Escrow Agent to deliver or record said documents as required herein.

      2. Direct that all money payable be paid to Escrow Agent unless otherwise specified.

      3. Authorize Escrow Agent to act upon any statement furnished by a lien holder or his agent, without liability or responsibility for the accuracy of such statement.

      4. Authorize  Escrow Agent to pay from available funds held by it for said
purpose  amounts   necessary  to  procure  documents  and  to  pay  charges  and obligations necessary to consummate this transaction.

      5. Direct that the disbursement of any funds shall be made by check of Escrow Agent.

      6. Direct that when these instructions and all title requirements have been complied with, Escrow Agent shall deliver, by recording in the appropriate public office, all necessary documents, disburse all funds and issue the title insurance policy.

      7. Shall indemnify and save harmless Escrow Agent against all costs, damages, attorney's fees, expenses and liabilities which it may incur or sustain in connection with these instructions, any interpleader action, or any servicing account arising herefrom (except for any wrongful acts or negligence on the part of Escrow Agent) and will pay the same on demand.

SELLER AND BUYER AGREE:

      8. Escrow Agent has the right to resign upon written ten-day notice, if such right is exercised, all funds and documents shall be returned to the party who deposited them.

      9. Escrow Agent shall not accept payments under a cancellation notice, unless in cash, certified or cashier's check or money order.

      10. Should Escrow Agent be closed on any day of compliance with these instructions, the requirement may be met on the next succeeding day Escrow Agent is open for business.

      11. Time is of the essence of any agreement to pay or perform hereunder which agreement shall remain unpaid or unperformed as of close of escrow. No payment of Buyer of such amounts shall be received or receipted for by Escrow Agent unless all amounts due as of the date of compliance are paid unless and until written authority therefor has been delivered to Escrow Agent by the payee of said amount.

      12.  Escrow  Agent may at any time,  at its  discretion,  commence a civil
action  to  interplead  any   conflicting   demands  to  a  court  of  competent
jurisdiction.

      13. It is fully understood that Fidelity National Title serves as an escrow agent only in connection with these instructions and cannot give legal advice to any party hereto.

      14. The title insurance provided for, unless otherwise specified, shall be evidenced by the standard form of title insurance policies on file with the Insurance Director of the State of Arizona subject to exceptions shown in the commitment for title insurance and title insurance policy issued.

                                     ***

                                 EXHIBIT 7.2.1.1

                              SPECIAL WARRANTY DEED

WHEN RECORDED RETURN TO:
Margaret E. Koppen, Esq.
Bryan Cave LLP
2 North Central Avenue, 22nd Floor
Phoenix, AZ  85004


                              SPECIAL WARRANTY DEED

            DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Grantor"), for valuable consideration paid to Grantor, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby convey to JAYKUMAR H. SHAH, M.D. ("Grantee"), its successors and assigns forever, all Grantor's interest in the property, together with all Grantor's interest, if any, in any improvements and fixtures located thereon, and all rights and appurtenances pertaining thereto (collectively, the "Property") legally described on Exhibit A attached hereto and made a part hereof.

            Subject to existing taxes, assessments, liens, encumbrances, covenants, conditions, restrictions, rights of way, reservations in patents, easements, all other matters of record, and such matters as an accurate survey or visual inspection of the Property would disclose.

            Grantor warrants to Grantee that Grantor will defend title to the Property against the acts of Grantor and none other subject to the matters stated herein.

                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

            IN WITNESS WHEREOF, Grantor has executed this Special Warranty Deed this ____ day of __________, 1999.

                                    GRANTOR:

                                    DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION,  a
                                                New  York   corporation,   Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


STATE OF ______________       )
                              ) ss.
County of _____________       )

      The foregoing instrument was acknowledged before me this ____ day of __________, 1999, by _______________, the _______________ of DBL PROPERTIES
CORPORATION, a New York corporation, the general partner of DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III, a New York limited partnership, the general partner of DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership, on behalf of the partnership.

                              -----------------------------------
                                  Notary Public

My Commission Expires:
----------------------

                                 EXHIBIT 7.2.1.2

                                  BILL OF SALE

                                  BILL OF SALE

      FOR GOOD AND VALUABLE CONSIDERATION, the receipt of which is hereby acknowledged, DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller"), hereby assigns, transfers, grants, bargains, sells, conveys and delivers unto JAYKUMAR H. SHAH, M.D. ("Purchaser"), all of its right, title and interest in and to any personal property owned by Seller and located on the real property described on Exhibit A attached hereto and incorporated herein by this reference (the "Personal Property"), without representation, warranty or recourse of any kind;

      TO HAVE AND TO HOLD forever the Personal Property, together with all rights and appurtenances related thereto;

      DATED this ______ day of ____________, 1999.


                                    SELLER:

                                    GRANTOR:

                                    DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION,  a
                                                New  York   corporation,   Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:

                                    BUYER:

                                    -----------------------------------------
                                    JAYKUMAR H. SHAH, M.D.

                                 EXHIBIT 7.2.1.3

                       ASSIGNMENT AND ASSUMPTION AGREEMENT

                       ASSIGNMENT AND ASSUMPTION AGREEMENT

      This ASSIGNMENT AND ASSUMPTION AGREEMENT("Agreement") is made as of the ________ day of _______________, 1999, by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Assignor") and JAYKUMAR
H. SHAH, M.D. ("Assignee").


                                    RECITALS:

      A. Assignor is selling to Assignee certain real and personal property known as the Clarion Hotel, Tucson Airport, legally described on Exhibit A attached hereto (the "Property").

      B. Assignor is the owner of certain contract rights and other items of intangible personal property relating to the ownership or operation of the Property owned by Seller defined in that certain Purchase and Sale Contract, dated ___________, 1999 ("Purchase and Sale Contract"), by and between Assignor and Assignee as the ("Miscellaneous Property Assets"). The term "Miscellaneous Property Assets" shall have the same meaning herein as in the Purchase And Sale Contract.

      B. Assignor desires to assign to Assignee its rights, title and interest in the Miscellaneous Property Assets.

      C. Assignee wishes to assume the Miscellaneous Property Assets and accept the assignment from Assignor subject to the terms and conditions set forth herein.


                                   AGREEMENTS:

      NOW THEREFORE, in consideration of the mutual covenants contained herein, and payment of other valuable consideration, Assignor and Assignee agree as follows:

      1. Assignment. Assignor hereby assigns to Assignee all its rights, title and interest in the Miscellaneous Property Assets, and Assignee hereby assumes any and all obligations relating to the Miscellaneous Property Assets and accepts such assignment.

      2. Performance by Assignee. By accepting this Assignment, Assignee hereby assumes and agrees to perform all obligations of the Assignor under the Miscellaneous Property Assets as may accrue from and after the date of this Agreement. Assignee hereby agrees to indemnify, defend, protect and hold harmless Assignor from and against all losses, damages, claims, liabilities, judgments and costs (including attorneys' fees) which Assignor may incur or sustain by reason of any failure of Assignee to perform the obligations assumed herein.

      3. Purchase Agreement. This Agreement is executed and delivered by the parties hereto in accordance with the Purchase and Sale Contract.

      4. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

      5. Counterparts. This Agreement may be executed in one or more counterparts, each of which may be executed by one or more of the signatory parties. Signature pages may be detached from the counterparts and attached to a single copy of this Agreement to form one legally effective document.

      IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.

                                    ASSIGNOR:

                                    DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION, a
                                                New York corporation, Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


                                    ASSIGNEE:

                                    ----------------------------------------
                                    JAYKUMAR H. SHAH, M.D.

                                  EXHIBIT 7.1.3

                                   PRORATIONS

      The following items shall be prorated between Seller and Purchaser as of the Closing Date. Where appropriate, such adjustments shall be made on the basis of actual days elapsed over the relevant billing period, unless otherwise provided:

      (a) Fuel, electricity, water, sewer, gas, electric, telephone and other utility charges and rents (except such metered utility charges which Seller shall cause to be read on the Closing Date and billed to Seller). All utility deposits shall be transferred to Purchaser, and an adjustment shall be made to the Purchase Price for such deposits.

      (b) Prepaid guest room deposits and all other deposits for advance bookings, reservations, banquets, meals, parties, meetings, functions or services.

      (c) Rents; deposits; amounts prepaid, accrued but unpaid, past due and/or delinquent under the Contracts; equipment leases and/or conditional sale contracts assumed by Purchaser (if any).

      (d) Security deposits (the full amount thereof, if any), and rent under the Commercial Leases.

      (e) Guest room revenues representing the sale of products and/or the delivery of services to customers for the period of time at or prior to 7:00 a.m. on the Closing Date (but only as to products sold and delivered or services fully delivered and completed prior to such time) shall belong to Seller; and guest room revenues representing the sale of products and/or the delivery of services to customers for the period of time from and after 7:00 a.m. on the Closing Date shall belong to Purchaser. At 7:00 a.m. on the Closing Date, Seller shall cease to record on its books and records all guest room transactions for guests then on the premises.

      (f) Restaurant, gift shop, tennis shop, floral shop, public room and like revenues for products and/or services fully delivered or provided to customers at or prior to 7:00 a.m. on the Closing Date shall belong to Seller; and such revenues for products and/or services delivered or provided to customers from and after 7:00 a.m. on the Closing Date or with respect to products and/or services delivered or completed after 7:00 a.m. on the Closing Date shall belong to Purchaser. At 7:00 a.m. on the Closing Date, Seller shall cease to record all such transactions on its books and records.

      (g) General property taxes, special taxes, special assessments and personal property taxes payable, arising or accruing through the Closing Date.

      (h) Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the year of Closing, shall be prorated to the Closing Date based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year.

                                     ***

                                                                 Exhibit 10.13

                FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT


      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT ("Amendment") is entered into as of June 24, 1999 (the "Effective Date") by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller") and JAYKUMAR H. SHAH, M.D. ("Purchaser").

      NOW, THEREFORE, for good and valuable consideration, the receipt, sufficiency and validity of which are hereby acknowledged, the parties hereby agree that that certain Purchase and Sale Contract, dated as of June 24, 1999, by and among Seller and Purchaser, is hereby amended as follows:

      1. Property Contracts. At any time prior to Closing, Purchaser may request in writing that, as of the Closing Date, Seller terminate any Property Contracts which are cancelable without penalty or payment, and Seller shall use its best efforts to cancel such Property Contracts as of the Closing Date.

      2. Franchise Agreement. Purchaser agrees to: (i) assume the obligations of Seller as licensee under the Franchise Agreement and cause Choice Hotels to release Seller from its obligations and liabilities under the Franchise Agreement, subject to the approval of Choice Hotels pursuant to the Franchise Agreement; or (ii) allow Seller to cancel the Franchise Agreement as of Closing, whereupon Purchaser shall pay any and all costs, damages or expenses relating to such cancellation. Purchaser shall be solely responsible for obtaining any consents and payment of any fees relating to assignment of the Franchise Agreement to Purchaser at Closing and release of Seller by Choice Hotels from its obligations and liabilities under the Franchise Agreement, and Seller shall reasonably cooperate with Purchaser regarding such assignment. Release of Seller from any and all obligations and liabilities under the Franchise Agreement by Choice Hotels shall be a condition of Closing. If Purchaser has not obtained the consent of Choice Hotels to assignment of the Franchise Agreement to Purchaser and release of Seller from its obligations and liabilities under the Franchise Agreement by five (5) days prior to Closing, Purchaser shall give Seller written notice on such date of same.

      3. Extension of Closing. Section 7.1.2 of the Purchase Contract regarding extension of the Closing Date by Seller is hereby deleted in its entirety.

      4. Purchase Price. Section 3.1 of the Purchase Contract is amended so that the Purchase Price of the Property shall be FIVE MILLION SEVEN HUNDRED THOUSAND DOLLARS ($5,700,000.00), in cash or other immediately available funds.

      5. Deed. Section 7.2.1.1 of the Purchase Contract is amended by adding the following: "Upon the written request of Purchaser prior to Closing, Seller shall convey the Property to Purchaser by two (2) separate Deeds, with each Deed containing a portion of the Property designated by Purchaser, so long as such conveyances can be accomplished without any additional liability or cost to Seller."

      6. Amendment. Purchaser and Seller hereby amend the Purchase Contract as stated herein. Terms not otherwise defined within this Amendment shall have the meanings ascribed to them in the Purchase Contract. All terms, covenants, conditions and provisions of the Purchase Contract are hereby reinstated, ratified, affirmed and remain in full force and effect, as modified by this Amendment. All references to the Purchase Contract shall, hereafter, include the provisions of this Amendment.

      7.    Counterparts.   This   Amendment   may  be   executed  in  several
counterparts,   each  of  which  counterparts  shall  be  deemed  an  original instrument and all of which together shall constitute a single Amendment.

      NOW WHEREFORE, the parties hereto have executed this Amendment as of the date first set forth above.

                        Seller: DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION, a
                                                New York corporation, Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


                        Purchaser:



                                    JAYKUMAR H. SHAH, M.D.

                                                                 Exhibit 10.14

                      SECOND AMENDMENT TO AND REINSTATEMENT

                          OF PURCHASE AND SALE CONTRACT

            THIS SECOND AMENDMENT TO AND REINSTATEMENT OF PURCHASE AND SALE CONTRACT ("Second Amendment") is made effective as of the 29th day of September, 1999 (the "Effective Date") by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller"), and JAYKUMAR H. SHAH, M.D. ("Purchaser").

                                    RECITALS

      A.  Seller and  Purchaser  entered  into that  certain  Purchase  and Sale
Contract and First Amendment thereto made effective as of June 24, 1999 (collectively, the "Purchase Contract") for purchase and sale of hotel property located in Tucson, Pima County, Arizona as more particularly described in the Purchase Contract.

      B. Purchaser notified Seller that Purchaser was unable to close this transaction by September 17, 1999 (the "Closing Date," as defined in the Purchase Contract).

      C. The parties desire to reinstate and amend the Purchase Contract upon the terms and conditions provided in this Second Amendment.

      NOW,  THEREFORE,   and  in  consideration  of  the  premises,  the  mutual
agreements herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1.    Defined Terms.   Except as otherwise provided herein, all
capitalized terms used in this Second Amendment have the meanings ascribed in the Purchase Contract.

      2.    Ratification and Reinstatement.   The Purchase Contract is hereby
reinstated, subject to the modifications and agreements expressly set forth above. Except as so amended by this Second Amendment, the Purchase Contract remains in full force and effect.

      3. Closing Date. Section 1.1.6 of the Purchase Contract is amended to provide that the Closing Date shall be extended to October 8, 1999. Purchaser may elect to extend the Closing Date for up to a maximum of two (2) additional consecutive twenty-one (21)-day periods (each an "Extension Period") by delivering written notice thereof to Seller not later than seven (7) calendar days prior to the expiration of the then effective Closing Date, which notice shall be accompanied by payment of an additional Fifty Thousand Dollars ($50,000.00) for each Extension Period requested (and which extensions shall be conditioned upon such payment in each case). All sums paid to extend the Closing Date shall be nonrefundable (except in the event of a Seller default) but, in the event the sale of the Property shall close under the Purchase Contract, all such sums shall be applicable to the Purchase Price at Closing.

      4. Closing Extension Fees. As inducement for Seller's agreement to reinstate the Purchase Contract and extend the Closing Date, on the date hereof Purchaser shall pay directly to Seller the sum of Fifty Thousand Dollars ($50,000.00), in immediately available funds, which sum shall be non-refundable (except in the event of a Seller default) but, in the event the sale of the Property shall close under the Purchase Contract, which sum shall be applicable to the Purchase Price at Closing.

      5. Deposit. As further consideration for Seller's agreement to enter into this Second Amendment, Purchaser agrees that the Deposit in the amount of One Hundred Thousand Dollars ($100,000.00) currently held by Escrow Agent shall be immediately released and paid over to Seller. This Second Amendment shall serve as a binding instruction to the Escrow Agent to pay the entire amount of Deposit to Seller pursuant to wire instructions received from Seller and the Escrow Agent may rely conclusively on this Second Amendment to pay the Deposit to Seller.

      6. Waiver of Conditions Precedent. Purchaser hereby irrevocably confirms the satisfaction or waiver of all contingencies and conditions precedent to Purchaser's obligations under the Purchase Contract, however the foregoing shall not release Seller from the obligation to deliver the closing documents, make other closing deliveries and comply with the closing requirements applicable to Seller as set forth in the Purchase Contract. Purchaser further acknowledges that Purchaser's obligation to purchase the Property is non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Sections 9.1.1, 9.1.2 and 9.1.3 of the Purchase Contract.

      7.    Counterparts.   This Second Amendment may be executed in several
counterparts and by facsimile, each of which shall be deemed an original, and of which together shall constitute one and the same document.



                        [SIGNATURES ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, the parties have executed this Second Amendment as of the date first set forth above.

            SELLER:           DBL AIRPORT VALLEY LIMITED
                              PARTNERSHIP, an Arizona limited
                              partnership

                              By:  DREXEL BURNHAM LAMBERT
                                      REAL ESTATE ASSOCIATES III,
                                      a New York limited partnership,
                                      Its General Partner

                                      By:  DBL PROPERTIES CORPORATION,
                                        a New York corporation,
                                        Its General Partner

                                        By:____________________________
                                        Printed Name:___________________
                                        Title:__________________________




            PURCHASER:        ________________________________
                              JAYKUMAR H. SHAH, M.D.

                                                                 Exhibit 10.15

                THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT


      THIS THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT ("Amendment") is entered into on December 2, 1999 (the "Effective Date") by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller") and JBR HOSPITALITY GROUP, LLC, an Arizona limited liability company ("Purchaser").

      NOW, THEREFORE, for good and valuable consideration, the receipt, sufficiency and validity of which are hereby acknowledged, the parties hereby agree that that certain Purchase and Sale Contract, dated as of June 24, 1999, by and between Seller and JAYKUMAR H. SHAH, M.D. successor-in-interest to Purchaser; amended by that certain First Amendment to Purchase and Sale Contract, dated as of June 24, 1999; and further amended by that certain Second Amendment to Purchase and Sale Contract, dated as of September 29, 1999 (collectively, the "Purchase Contract"), is hereby amended as follows:

      1. Purchase Price. Section 3.1 of the Purchase Contract is amended so that the Purchase Price of the Property shall be FIVE MILLION FOUR HUNDRED FIFTY THOUSAND DOLLARS ($5,450,000.00), in cash or other immediately available funds.

      2. Closing Date. Section 1.1.6 of the Purchase Contract is hereby amended such that the Closing Date shall be on or before December 10, 1999.

      3. Evidence of Loan. On or before December 2, 1999, Purchaser shall provide to Seller evidence adequate to Seller in Seller's sole discretion of:
(a) commitment by a third party to make a loan ("Loan") to Purchaser to acquire the Property; and (b) confirmation of Purchaser's payment to such lender of a commitment fee in the sum of one percent (1%) of the Loan.

      4. Deposit of Funds. On or before December 3, 1999, Purchaser shall deposit with Escrow Agent in cash the sum of ONE MILLION THREE HUNDRED FIFTY THOUSAND DOLLARS ($1,350,000.00). Of this amount, ONE HUNDRED THOUSAND DOLLARS ($100,000.00) shall be an addition to the Deposit, shall be non-refundable to Purchaser (except in the event of a Seller default), shall be immediately released and paid over to Seller, and, in the event the sale of the Property shall close under the Purchase Contract, shall be applicable to the Purchase Price at Closing.

      5.    Legal   Description.   The  legal  description   attached  to  the
Purchase Contract as Exhibit A is hereby replaced with the legal description attached to this Amendment as Exhibit A.

      6. Amendment. Purchaser and Seller hereby amend the Purchase Contract as stated herein. Terms not otherwise defined within this Amendment shall have the meanings ascribed to them in the Purchase Contract. All terms, covenants, conditions and provisions of the Purchase Contract are hereby reinstated, ratified, affirmed and remain in full force and effect, as modified by this Amendment. All references to the Purchase Contract shall, hereafter, include the provisions of this Amendment.

      7.    Counterparts.   This   Amendment   may  be   executed  in  several
counterparts,   each  of  which  counterparts  shall  be  deemed  an  original instrument and all of which together shall constitute a single Amendment.

      NOW WHEREFORE, the parties hereto have executed this Amendment on the date first set forth above.

                        Seller: DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION, a
                                                New York corporation, Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


                        Purchaser:  JBR HOSPITALITY GROUP, LLC, an Arizona
                                    limited liability company


                                    By:

                                    Printed:

                                    Title:

                                                                 Exhibit 10.16

                FOURTH AMENDMENT TO PURCHASE AND SALE CONTRACT


      THIS FOURTH AMENDMENT TO PURCHASE AND SALE CONTRACT ("Amendment") is entered into on December 10, 1999 (the "Effective Date") by and among DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller") and JBR HOSPITALITY GROUP, LLC, an Arizona limited liability company ("Purchaser").

      NOW, THEREFORE, for good and valuable consideration, the receipt, sufficiency and validity of which are hereby acknowledged, the parties hereby agree that that certain Purchase and Sale Contract, dated as of June 24, 1999, by and between Seller and JAYKUMAR H. SHAH, M.D. successor-in-interest to Purchaser; amended by that certain First Amendment to Purchase and Sale Contract, dated as of June 24, 1999; further amended by that certain Second Amendment to Purchase and Sale Contract, dated as of September 29, 1999; and further amended by that certain Third Amendment to Purchase and Sale Contract, dated December 2, 1999 (collectively, the "Purchase Contract"), is hereby amended as follows:

      1. Closing Date. Section 1.1.6 of the Purchase Contract is hereby amended such that the Closing Date shall be on or before December 15, 1999.

      2. Release of Funds. On December 10, 1999, the sum of FIFTY THOUSAND DOLLARS ($50,000.00) of the amounts deposited with Escrow Agent by Purchaser shall be immediately released and paid over to Seller, shall be non-refundable to Purchaser (except in the event of a Seller default), and, in the event the sale of the Property shall close under the Purchase Contract, shall be applicable to the Purchase Price at Closing.

      3. Amendment. Purchaser and Seller hereby amend the Purchase Contract as stated herein. Terms not otherwise defined within this Amendment shall have the meanings ascribed to them in the Purchase Contract. All terms, covenants, conditions and provisions of the Purchase Contract are hereby reinstated, ratified, affirmed and remain in full force and effect, as modified by this Amendment. All references to the Purchase Contract shall, hereafter, include the provisions of this Amendment.

      4.    Counterparts.   This   Amendment   may  be   executed  in  several
counterparts,   each  of  which  counterparts  shall  be  deemed  an  original instrument and all of which together shall constitute a single Amendment.




                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      NOW WHEREFORE, the parties hereto have executed this Amendment on the date first set forth above.

                        Seller: DBL AIRPORT VALLEY LIMITED PARTNERSHIP, an Arizona limited partnership

                                    By:   DREXEL  BURNHAM  LAMBERT REAL ESTATE
                                          ASSOCIATES  III, a New York  limited
                                          partnership, Its General Partner

                                          By:   DBL PROPERTIES CORPORATION, a
                                                New York corporation, Its
                                                General Partner

                                                By:
                                                Printed:
                                                Title:


                        Purchaser:  JBR HOSPITALITY GROUP, LLC, an Arizona
                                    limited liability company


                                    By:

                                    Printed:

                                    Title: