Form 10QSB
period 2000-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 2000-05-15
CIK 761657

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

                   For the quarterly period ended March 31, 2000


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

                                   (Unaudited)

                                  (in thousands)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                 $  4,445

Liabilities:
   Accounts payable                                                56
   Other liabilities                                              190
   Due to affiliates                                              173
   Estimated costs during the period of liquidation                46
                                                                  465

Net assets in liquidation                                    $ 3,980

            See Accompanying Notes to Consolidated Financial Statements


b)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                        Three Months Ended March 31, 2000

                                   (in thousands)






         Net assets in liquidation at beginning of period         $ 5,240

         Changes in net assets in liquidation attributed to:

            Decrease in cash and cash equivalents                  (1,391)
            Decrease in receivables and deposits                      (23)
            Decrease in investment property                        (7,650)
             Decrease in accounts payable                              23
            Decrease in tenant security deposit                        27
            Decrease in other liabilities                             150
            Decrease in mortgage note payable                       7,650
            Increase in estimated costs during the period
               of liquidation                                         (46)

         Net assets in liquidation at end of period               $ 3,980


            See Accompanying Notes to Consolidated Financial Statements

c)


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                     Three Months Ended
                                                       March 31, 1999
Revenues:
   Rental operations                                     $   496
   Other income                                               18
      Total revenues                                         514

Expenses:
   Rental operations                                         103
   General and administrative                                 90
   Mortgage interest                                         237
   Property taxes                                             32
   Depreciation                                              104
      Total expenses                                         566
Loss from continuing operations                              (52)
Income from discontinued operations                          319

Net income                                               $   267

Net income allocated to general partner (1%)             $     3
Net income allocated to limited partners (99%)               264
                                                         $   267

Per limited partnership unit:

Loss from continuing operations                             (.86)
Income from discontinued operations                         5.27
Net income per limited partnership unit                  $  4.41

            See Accompanying Notes to Consolidated Financial Statements

d)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      consolidated STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                        Three Months Ended March 31, 1999

                                   (in thousands)

Cash flows from operating activities:

   Net income                                                     $    267
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                     296
      Amortization of loan costs, lease commissions and
         debt discount                                                  29
      Change in accounts:
          Receivables and deposits                                    (388)
          Other assets                                                 145
          Accounts payable                                             (56)
          Tenant security deposit liabilities                           (3)
          Accrued property taxes                                       122
          Due to affiliate                                              86
          Other liabilities                                            330

               Net cash provided by operating activities               828

Cash flows used in investing activities:

   Property improvements and replacements                              (72)

Cash flows used in financing activities:

   Payments on mortgage notes payable                                  (78)

Net increase in cash and cash equivalents                              678

Cash and cash equivalents at beginning of period                     2,904

Cash and cash equivalents at end of period                        $  3,582

Supplemental disclosure of cash flow information:

   Cash paid for interest                                         $    361

            See Accompanying Notes to Consolidated Financial Statements

e)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of December 31, 1999, Drexel Burnham Lambert Real Estate Associates III (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the default of the first mortgage on Shallowford Corners on December 15, 1999, the Partnership's only property at that date. On March 7, 2000, the lender foreclosed on the property and sold it to an unaffiliated party for $7,650,000.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of March 31 2000, includes approximately $46,000 of accrued costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the third quarter of 2000. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in DBL Airport Valley Limited Partnership ("DBLAV") which owned and operated two hotels in Tucson and Green Valley, Arizona, which were sold during 1999, and its 90% general partnership interest in Shallowford Associates, Ltd. ("Shallowford"), which owned and operated a shopping center in Roswell, Georgia, which was foreclosed on by the Lender on March 7, 2000. All material inter-entity transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements include the accounts and operations of its wholly-owned property, Perimeter Square Shopping Center ("Perimeter Square"), which is a shopping center in Tulsa, Oklahoma, which was sold during 1999.

Note B - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)
         Reimbursement for services of affiliates
           (included in general and administrative
           expense in 1999)                                16         25

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $25,000 for the three months ended March 31, 2000 and 1999, respectively.

At March 31, 2000, the Partnership owed an affiliate of the General Partner approximately $174,000 for payroll expenses paid by such affiliate on behalf of the hotel properties.

Included in other liabilities at March 31, 2000, is a $25,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime. Interest expense on the note amounted to approximately $1,000 during the three month periods ended March 31, 2000 and 1999. Total accrued interest payable of approximately $21,000 is included in other liabilities at March 31, 2000.

AIMCO and its affiliates currently own 7,501 limited partnership units in the Partnership representing approximately 12.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions to Limited Partners

During the three months ended March 31, 2000, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, the Green Valley Hotel, and the Tucson Airport Hotel and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations. There were no distributions declared during the three months ended March 31, 1999.

Note D - Discontinued Operations

Best Western Green Valley Hotel and Tucson Airport Hotel were the only hotels owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the hotel segment have been shown as income from discontinued operations. The revenues of these properties were approximately $2,296,000 for the three months ended March 31, 1999. Income from operations was approximately $319,000 for 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: commercial and hotel properties. The Partnership's commercial property segment consisted of two retail shopping centers, one in Arizona and one in Georgia. The Partnership leased commercial space to tenants under various lease terms. The shopping center located in Arizona was sold to an unrelated party during 1999 and the shopping center located in Georgia was foreclosed by the lender in March 2000. The Partnership's hotel property segment consisted of two hotels in Arizona. The two hotel properties held by the Partnership were sold to unrelated parties during 1999. Therefore, the hotel segment is reflected as discontinued operations (see "Note D - "Discontinued Operations" for further discussion). Effective December 31, 1999 the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three month period ended March 31, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consisted of investment properties that offered different products and services. The reportable segments were each managed separately because they provided distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                     Hotel      Commercial     Other      Totals
                                        (discontinued)         (in thousands)
 Rental income                             $   --       $  496       $   --      $ 496
 Other income                                  --            3           15         18
 Interest expense (income)                     --          246           (9)       237
 Depreciation                                  --          104           --        104
 General and administrative expense            --           --           90         90
 Income from discontinued operations          319           --           --        319
 Segment profit (loss)                        319           14          (66)       267
 Total assets                               9,264       10,607        1,772     21,643
 Capital expenditures for investment
   properties                                  72           --           --         72

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

As of December 31, 1999 the Partnership adopted the liquidation basis of accounting due to the default of the mortgage at Shallowford Corners on December 15, 1999. On March 7, 2000 the lender foreclosed on the property and sold it to an unrelated party for $7,650,000. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than the amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of March 31 2000, includes approximately $46,000 of accrued costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the third quarter of 2000. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the three months ended March 31, 2000, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, the Green Valley Hotel, and the Tucson Airport Hotel and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations. There were no distributions declared during the three months ended March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                               Date:      May 15, 2000