Form 10QSB
period 2000-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III
filed 2000-08-14
CIK 761657

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                                   (in thousands)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                $  2,270

Liabilities:
   Accounts payable                                                               55
   Other liabilities                                                             199
   Estimated costs during the period of liquidation                               16
                                                                                 270

Net assets in liquidation                                                   $  2,000

            See Accompanying Notes to Consolidated Financial Statements

b)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                         Six months Ended June 30, 2000

                                   (in thousands)


      Net assets in liquidation at beginning of period                  $ 5,240

      Changes in net assets in liquidation attributed to:

         Decrease in cash and cash equivalents                           (3,566)
         Decrease in receivables and deposits                               (23)
         Decrease in investment property                                 (7,650)
         Decrease in accounts payable                                        24
         Decrease in tenant security deposit                                 27
         Decrease in other liabilities                                      141
         Decrease in due to affiliate                                       173
         Decrease in mortgage note payable                                7,650
         Increase in estimated costs during the period
            of liquidation                                                  (16)

      Net assets in liquidation at end of period                        $ 2,000


            See Accompanying Notes to Consolidated Financial Statements

c)


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                      Three Months Ended   Six Months Ended
                                                         June 30, 1999      June 30, 1999
Revenues:                                                 (Restated)          (Restated)

   Rental operations                                         $  444              $ 940
   Other income                                                  20                 38
      Total revenues                                            464                978

Expenses:
   Rental operations                                             99                202
   General and administrative                                    54                144
   Mortgage interest                                            235                472
   Property taxes                                                35                 67
   Depreciation                                                 104                208
      Total expenses                                            527              1,093

Loss from continuing operations                                 (63)              (115)
(Loss) income from discontinued operations                     (256)                63

Net loss                                                    $  (319)             $ (52)

Net loss allocated to general partner (1%)                   $   (3)              $ (1)
Net loss allocated to limited partners (99%)                   (316)               (51)

                                                            $  (319)             $ (52)
Per limited partnership unit:

   Loss from continuing operations                            (1.04)             (1.91)
   (Loss) income from discontinued operations                 (4.24)              1.04

Net loss                                                    $ (5.28)           $ (0.85)

            See Accompanying Notes to Consolidated Financial Statements

d)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES III

                      consolidated STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                         Six Months Ended June 30, 1999

                                   (in thousands)


Cash flows from operating activities:
   Net loss                                                           $  (52)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation                                                       590
      Amortization of loan costs, lease commissions and
         debt discount                                                    52
      Change in accounts:
          Receivables and deposits                                       (57)
          Other assets                                                   125
          Accounts payable                                              (123)
          Tenant security deposit liabilities                             (2)
          Accrued property taxes                                          88
          Due to affiliate                                               200
          Other liabilities                                              353

               Net cash provided by operating activities               1,174

Cash flows used in investing activities:

   Property improvements and replacements                                (75)

Cash flows used in financing activities:

   Payments on mortgage notes payable                                   (157)

Net increase in cash and cash equivalents                                942

Cash and cash equivalents at beginning of period                       2,904

Cash and cash equivalents at end of period                           $ 3,846

Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $  757

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the estimates of DBL Properties Corporation (the "General Partner") as of the date of the consolidated financial statements.

The statement of net assets in liquidation as of June 30, 2000, includes approximately $16,000 of accrued costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the third quarter of 2000. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Note B - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)
         Reimbursement for services of affiliates
           (included in general and administrative
           expense in 1999)                               20         31

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $31,000 for the six months ended June 30, 2000 and 1999, respectively.

Included in other liabilities at June 30, 2000, is a $16,000 note payable to the co-venturer in Shallowford. The note does not have any stipulated terms for repayment and it accrues interest at 3% above prime.

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

Note C - Distributions to Limited Partners

During the six months ended June 30, 2000, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, the Green Valley Hotel, and the Tucson Airport Hotel and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations. There were no distributions declared during the six months ended June 30, 1999.

Note D - Discontinued Operations

Best Western Green Valley Hotel and Tucson Airport Hotel were the only hotels owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the hotel segment have been included in (loss) income from discontinued operations. The revenues of these properties were approximately $1,715,000 and $4,011,000 for the three and six months ended June 30, 1999. Loss from discontinued operations was approximately $256,000 for the three months ended June 30, 2000 compared to income from discontinued operations of approximately $63,000 for the six months ended June 30, 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: commercial and hotel properties. The Partnership's commercial property segment consisted of two retail shopping centers, one in Arizona and one in Georgia. The Partnership leased commercial space to tenants under various lease terms. The shopping center located in Arizona was sold to an unrelated party during 1999 and the shopping center located in Georgia was foreclosed by the lender in March 2000. The Partnership's hotel property segment consisted of two hotels in Arizona. The two hotel properties held by the Partnership were sold to unrelated parties during 1999. Therefore, the hotel segment is reflected as discontinued operations (see "Note D - "Discontinued Operations" for further discussion). Effective December 31, 1999 the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three and six month periods ended June 30, 1999.

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

Segment information for the three and six months ended June 30, 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months Ended June 30, 1999        Hotel       Commercial     Other      Totals
                                 (discontinued)

Rental income                            $   --         $ 444        $  --      $ 444
Other income                                 --             1           19         20
Interest expense (income)                    --           244           (9)       235
Depreciation                                 --           104           --        104
General and administrative
  expense                                    --            --           54         54
Loss from discontinued
  operations                               (256)           --           --       (256)
Segment loss                               (256)          (37)         (26)      (319)



  Six Months Ended June 30, 1999         Hotel       Commercial     Other      Totals
                                 (discontinued)

Rental income                            $   --         $ 940         $ --      $ 940
Other income                                 --             4           34         38
Interest expense (income)                    --           490          (18)       472
Depreciation                                 --           208           --        208
General and administrative
  expense                                    --            --          144        144
Income from discontinued
  operations                                 63            --           --         63
Segment profit (loss)                        63           (23)         (92)       (52)
Total assets                              8,939        10,566        1,785     21,290
Capital expenditures for
  investment properties                      72             3           --         75

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

As of December 31, 1999 the Partnership adopted the liquidation basis of accounting due to the default of the mortgage at Shallowford Corners on December 15, 1999. On March 7, 2000 the lender foreclosed on the property and sold it to an unrelated party for $7,650,000. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than the amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of June 30, 2000, includes approximately $16,000 of accrued costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the third quarter of 2000. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the six months ended June 30, 2000, the Partnership distributed approximately $2,800,000 ($46.74 per limited partnership unit) to the limited partners consisting of approximately $1,928,000 ($32.18 per limited partnership unit) from the sale proceeds of Perimeter Square, the Green Valley Hotel, and the Tucson Airport Hotel and approximately $872,000 ($14.56 per limited partnership unit) of cash from operations. There were no distributions declared during the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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